Form 10-Q
period 1995-03-04
CAMBEX CORP
filed 1995-04-17
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For Quarter Ended:    March 4, 1995              Commission File No:   0-6933



                              CAMBEX CORPORATION

            (Exact name of registrant as specified in its charter)



       Massachusetts                             04-244-2959

       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)


                  360 Second Avenue, Waltham, Massachusetts

                   (Address of principal executive offices)


                                    02154

                                  (Zip Code)


Registrant's telephone number, including area code:  (617) 890-6000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes [X]                             No [  ]

                                            CAMBEX CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                              MARCH 4, 1995 AND AUGUST 31, 1994
                                                        (UNAUDITED)

                                                           ASSETS

                                                                           MARCH 4,                 AUGUST 31,
                                                                             1995                      1994
                                                                         -------------             -------------

 CURRENT ASSETS:

        CASH AND CASH EQUIVALENTS                                       $   2,137,912             $   6,126,289

            ACCOUNTS RECEIVABLE, LESS RESERVES OF
          $140,000 ON MARCH 4, 1995 AND
          $138,000 ON AUGUST 31, 1994                                       8,509,191                 6,853,233

        CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
          NET OF UNEARNED INTEREST INCOME OF $32,000 ON
          MARCH 4, 1995 AND $45,000 ON AUGUST 31, 1994                        361,070                   404,622

        INVENTORIES                                                        18,310,174                14,153,739

        PREPAID TAXES                                                       2,089,410                 2,946,025

        PREPAID EXPENSES                                                      621,253                   757,072
                                                                        --------------            --------------
           TOTAL CURRENT ASSETS                                         $  32,029,010             $  31,240,980
                                                                        --------------            --------------
     LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
        OF UNEARNED INTEREST INCOME OF $22,000 ON
        MARCH 4, 1995 AND $35,000 ON AUGUST 31, 1994                    $     305,749             $     475,900

     LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
        DEPRECIATION OF $223,000 ON MARCH 4, 1995 AND
        $167,000 ON AUGUST 31, 1994                                     $     374,580             $     302,410

     PROPERTY AND EQUIPMENT, AT COST:

        MACHINERY AND EQUIPMENT                                         $   7,972,428             $   7,932,084
        FURNITURE AND FIXTURES                                                243,194                   240,239
        LEASEHOLD IMPROVEMENTS                                                554,507                   357,796
                                                                        --------------            --------------
                                                                        $   8,770,129             $   8,530,119

        LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,044,325                 6,647,467
                                                                        --------------            --------------
           NET PROPERTY AND EQUIPMENT                                   $   1,725,804             $   1,882,652


     OTHER ASSETS
           TECHNOLOGY LICENSE/MARKETING AGREEMENT,
             NET OF ACCUMULATED AMORTIZATION OF $5,242,000
             ON MARCH 4, 1995 AND $4,392,000 ON AUGUST 31, 1994         $   3,258,341             $   4,108,343
           OTHER                                                               37,926                    37,958
                                                                        --------------            --------------
       TOTAL ASSETS                                                     $  37,731,410             $  38,048,243
                                                                        ==============            ==============



                                           CAMBEX CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                             MARCH 4, 1995 AND AUGUST 31, 1994
                                                       (UNAUDITED)

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                               MARCH 4,             AUGUST 31,
                                                                                1995                  1994
                                                                           -------------         --------------
     CURRENT LIABILITIES:

       NOTES PAYABLE                                                       $     23,874          $     159,152

       ACCOUNTS PAYABLE                                                       5,298,596              4,408,747

       OBLIGATIONS FOR TRADE-IN MEMORY                                        1,870,317                662,067

       ACCRUED EXPENSES                                                       2,305,499              4,374,102
                                                                           -------------         --------------
          TOTAL CURRENT LIABILITIES                                        $  9,498,286          $   9,604,068
                                                                           -------------         --------------

     REVOLVING CREDIT AGREEMENT                                            $  2,300,000          $   3,900,000

     DEFERRED REVENUE                                                      $  2,133,209          $   1,431,311

     STOCKHOLDERS' INVESTMENT:

       PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
         AUTHORIZED - 3,000,000 SHARES
         ISSUED - NONE                                                               --                     --

       COMMON STOCK, $.10 PAR VALUE PER SHARE -
          AUTHORIZED -   25,000,000 SHARES
          ISSUED  -  10,257,873 SHARES ON MARCH 4, 1995 AND
                     10,157,064 SHARES ON AUGUST 31, 1994                  $  1,025,787          $   1,015,706

       CAPITAL IN EXCESS OF PAR VALUE                                        14,512,260             14,154,516

       CUMULATIVE TRANSLATION ADJUSTMENT                                         75,978                 68,862

       RETAINED EARNINGS                                                      9,040,656              8,728,546

       LESS - COST OF SHARES HELD IN TREASURY -
              1,534,356 ON MARCH 4, 1995
              AND 1,534,356 ON AUGUST 31, 1994                                 (854,766)              (854,766)
                                                                           -------------         --------------
       TOTAL STOCKHOLDERS' INVESTMENT                                      $ 23,799,915          $  23,112,864
                                                                           -------------         --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 37,731,410          $  38,048,243
                                                                           =============         ==============

                                                           -3-

                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE SIX MONTHS ENDED MARCH 4, 1995 AND FEBRUARY 26, 1994
                                                         (UNAUDITED)

                                                         QUARTER ENDED                             SIX MONTHS ENDED


                                                 MARCH 4,           FEBRUARY 26,           MARCH 4,           FEBRUARY 26,
                                                  1995                1994                 1995                 1994
                                               ------------         ------------         ------------         ------------



     REVENUES                                  $10,511,618         $ 10,060,061         $ 20,678,350         $ 19,148,426

     COST OF SALES                               5,892,428            5,285,358           11,309,581            9,640,356
                                               ------------        -------------        -------------        -------------
     GROSS PROFIT                              $ 4,619,190         $  4,774,703         $  9,368,769         $  9,508,070


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $ 1,673,059         $  1,640,748         $  3,160,724         $  3,134,716
       SELLING                                   2,136,905            1,833,532            4,109,236            3,797,333
       GENERAL AND ADMINISTRATIVE                  703,940              748,941            1,319,911            1,351,107
                                               ------------        -------------        -------------        -------------
                                               $ 4,513,904         $  4,223,221         $  8,589,871         $  8,283,156
                                               ------------        -------------        -------------        -------------

     OPERATING INCOME                          $   105,286         $    551,482         $    778,898         $  1,224,914


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (76,854)        $    (37,630)        $   (139,721)        $    (66,866)
       INTEREST INCOME                              18,888               29,079               46,333               61,107
       OTHER INCOME (EXPENSE)                      211,724             (380,993)            (165,400)            (805,994)
                                               ------------        -------------        -------------        -------------
     INCOME BEFORE INCOME TAXES                $   259,044         $    161,938         $    520,110         $    413,161

       PROVISION FOR INCOME TAXES              $   103,000         $     71,000         $    208,000         $    194,000
                                               ------------        -------------        -------------        -------------
     NET INCOME                                $   156,044         $     90,938         $    312,110         $    219,161
                                               ============        =============        =============        =============


     NET INCOME PER COMMON SHARE               $      0.02         $       0.01         $       0.04         $       0.03
                                               ============        =============        =============        =============
     WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING               8,675,000            8,600,000            8,675,000            8,600,000

                                                           -4-

                                              CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED MARCH 4, 1995 AND FEBRUARY 26, 1994

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                     MARCH 4,       FEBRUARY 26,
                                                                                       1995             1994
                                                                                  ----------         ----------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                   $    312,110     $    219,161
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                              $  1,336,636     $  1,364,615
       Provision for losses on accounts receivable                                          --               --
       Provision for losses on inventory                                                    --               --
       Amortization of prepaid expenses                                                 15,424           17,290
       Common stock issued in lieu of cash                                             365,148          225,118
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                 (1,655,958)      (1,943,174)
         Increase in inventory                                                      (4,156,435)      (3,437,693)
         Decrease in investment in sales-type leases                                   213,703           56,686
         Decrease in prepaid taxes                                                     856,615        1,477,263
         Decrease (increase) in prepaid expenses                                       120,395          (79,731)
         Decrease in other assets                                                           32               32
         Increase in accounts payable                                                  889,849          241,769
         Increase (decrease) in obligations for trade-in memory                      1,208,250       (2,051,900)
         Increase (decrease) in accrued liabilities                                 (2,068,603)         170,523
         Increase (decrease) in deferred revenue                                       701,898         (122,510)

                                                                                  -------------     ------------
           Total adjustments                                                      $ (2,173,046)    $ (4,081,712)
                                                                                  -------------     ------------
           Net cash used in operating activities                                  $ (1,860,936)    $ (3,862,551)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                     $   (401,956)    $   (405,708)
                                                                                   ------------     ------------
           Net cash used in investing activities                                  $   (401,956)    $   (405,708)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                                  $   (135,278)    $   (102,898)
       Proceeds from sale of common stock                                                2,677           24,298
       Repayments under revolving credit agreement                                  (1,600,000)         (50,000)
                                                                                  -------------     ------------
         Net cash used in financing activities                                    $ (1,732,601)    $   (128,600)

       Effect of exchange rate changes on cash                                           7,116           83,046
                                                                                   ------------     ------------
     Net decrease in cash and cash equivalents                                    $ (3,988,377)    $ (4,313,813)

     Cash and cash equivalents at beginning of period                             $  6,126,289     $  5,827,673
                                                                                  -------------     ------------
     Cash and cash equivalents at end of period                                   $  2,137,912     $  1,513,860
                                                                                  =============     ============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                                 $    163,213     $     74,972
         Income Taxes                                                                   14,003           23,161

                                                                      -5-

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES

For Quarter Ended:    March 4, 1995              Commission File No.   0-6933

Notes & Comments:

       (1)Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

       The Company has deferred revenue associated with the sale of certain products which have future performance obligations, principally relating to reinstallation of IBM memory.

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    March 4,            August 31,
                                     1995                  1994

       Raw materials              $ 2,751,765           $ 2,192,939
       Work-in-process              1,709,225               790,892
       Finished goods               3,891,184             3,593,472
       Trade-in memory              9,958,000             7,576,436

                                  $18,310,174           $14,153,739
                                  ===========           ===========

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     March 4, 1995              Commission File No.   0-6933


Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

              Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the second quarter of fiscal 1995 increased by approximately $450,000 or 4% from the second quarter of fiscal 1994 due to higher sales of client/server products.

              Gross profit as a percentage of revenues was 44% for the second quarter of fiscal 1995 as compared to 47% in the second quarter of fiscal 1994, with the decrease primarily due to an increasing percentage of the Company's revenues being generated from client/server products for which gross profit margins are typically lower than those realized on add-in memory sales for IBM mainframe computers and lower average selling prices and consequently, lower gross margins on the Company's mainframe memory products.

              Operating expenses for the second quarter of fiscal 1995 increased 6% from the second quarter of fiscal 1994. Selling expenses increased 17%, from $1,834,000 to $2,137,000, due primarily to increased staffing relating to the recently announced disk storage products and expenses in Europe.

              Interest expense increased 104%, from $38,000 to $77,000, due to higher bank borrowings and a higher interest rate on the Company's Revolving Credit Agreement.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     March 4, 1995              Commission File No.   0-6933


Notes & Comments (Continued):


       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

              Other income (expense) in the second quarter of fiscal 1995 included a reversal of an overaccrual of the Company match on the Company's 401(k) profit sharing retirement plan of $400,000, favorable European exchange rates of $150,000 and sale of excess inventory of $75,000, partially offset by approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement. Other expense in the second quarter of fiscal 1994 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement.

              The Company's cash position decreased by $3,988,000 from the end of fiscal 1994. A significant portion of the Company's business during the first six months of fiscal 1995 involved the acceptance of IBM trade-in memory as payment for the Company's newest mainframe central storage memory. Consequently, the Company's inventory of IBM memory accounted for $2,382,000 of the total $4,156,000 increase in inventories. The Company believes that the trade-in memory is fairly stated at its net realizable value and will be liquidated for cash.

              The Company's prepaid tax asset is realizable through carry-backs against taxes paid in prior periods or future profitability.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     March 4, 1995              Commission File No.   0-6933



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    JOSEPH F. KRUY

              Joseph F. Kruy
              President




By:    /s/    SHELDON M. SCHENKLER

              Sheldon M. Schenkler
              Chief Financial Officer




Dated: