Form 10-Q
period 1995-06-03
CAMBEX CORP
filed 1995-07-17
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                 Of The Securities Exchange Act Of 1934



For Quarter Ended:    June 3, 1995               Commission File No:   0-6933



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

             Yes X_                              No

                                            CAMBEX CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                              JUNE 3, 1995 AND AUGUST 31, 1994
                                                        (UNAUDITED)

                                                           ASSETS
                                                                            JUNE 3,                 AUGUST 31,
                                                                             1995                      1994
                                                                         -------------             -------------
     CURRENT ASSETS:

        CASH AND CASH EQUIVALENTS                                       $   2,432,101             $   6,126,289


        ACCOUNTS RECEIVABLE, LESS RESERVES OF
          $141,000 ON JUNE 3, 1995 AND
          $138,000 ON AUGUST 31, 1994                                       9,116,236                 6,853,233

        CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
          NET OF UNEARNED INTEREST INCOME OF $37,000 ON
          JUNE 3, 1995 AND $45,000 ON AUGUST 31, 1994                         477,087                   404,622

        INVENTORIES                                                        17,654,167                14,153,739

        PREPAID TAXES                                                       3,825,360                 2,946,025

        PREPAID EXPENSES                                                      589,222                   757,072
                                                                        --------------            --------------
           TOTAL CURRENT ASSETS                                         $  34,094,173             $  31,240,980
                                                                        --------------            --------------
     LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
        OF UNEARNED INTEREST INCOME OF $22,000 ON
        JUNE 3, 1995 AND $35,000 ON AUGUST 31, 1994                     $     298,168             $     475,900

     LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
        DEPRECIATION OF $197,000 ON JUNE 3, 1995 AND
        $167,000 ON AUGUST 31, 1994                                     $     299,906             $     302,410

     PROPERTY AND EQUIPMENT, AT COST:

        MACHINERY AND EQUIPMENT                                         $   8,051,745             $   7,932,084
        FURNITURE AND FIXTURES                                                278,341                   240,239
        LEASEHOLD IMPROVEMENTS                                                598,243                   357,796
                                                                        --------------            --------------
                                                                        $   8,928,329             $   8,530,119

        LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,270,496                 6,647,467
                                                                        --------------            --------------
           NET PROPERTY AND EQUIPMENT                                   $   1,657,833             $   1,882,652


     OTHER ASSETS
           TECHNOLOGY LICENSE/MARKETING AGREEMENT,
             NET OF ACCUMULATED AMORTIZATION OF $5,667,000
             ON JUNE 3, 1995 AND $4,392,000 ON AUGUST 31, 1994          $   2,833,340             $   4,108,343
           OTHER                                                               37,910                    37,958
                                                                        --------------            --------------
       TOTAL ASSETS                                                     $  39,221,330             $  38,048,243
                                                                        ==============            ==============


                                                            -2-

                                            CAMBEX CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                             JUNE 3, 1995 AND AUGUST 31, 1994
                                                       (UNAUDITED)

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                              JUNE 3,              AUGUST 31,
                                                                                1995                  1994
                                                                           -------------         --------------
     CURRENT LIABILITIES:

       NOTES PAYABLE                                                       $         --          $     159,152

       ACCOUNTS PAYABLE                                                       3,464,583              4,408,747

       OBLIGATIONS FOR TRADE-IN MEMORY                                        2,268,567                662,067

       ACCRUED EXPENSES                                                       4,079,518              4,374,102
                                                                           -------------         --------------
          TOTAL CURRENT LIABILITIES                                        $  9,812,668          $   9,604,068
                                                                           -------------         --------------

     REVOLVING CREDIT AGREEMENT                                            $  3,000,000          $   3,900,000

     DEFERRED REVENUE                                                      $  2,310,925          $   1,431,311

     STOCKHOLDERS' INVESTMENT:

       PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
         AUTHORIZED - 3,000,000 SHARES
         ISSUED - NONE                                                               --                     --

       COMMON STOCK, $.10 PAR VALUE PER SHARE -
          AUTHORIZED -   25,000,000 SHARES
          ISSUED  -  10,272,973 SHARES ON JUNE 3, 1995 AND
                     10,157,064 SHARES ON AUGUST 31, 1994                  $  1,027,297          $   1,015,706

       CAPITAL IN EXCESS OF PAR VALUE                                        14,552,256             14,154,516

       CUMULATIVE TRANSLATION ADJUSTMENT                                        238,923                 68,862

       RETAINED EARNINGS                                                      9,134,027              8,728,546

       LESS - COST OF SHARES HELD IN TREASURY -
              1,534,356 ON JUNE 3, 1995
              AND 1,534,356 ON AUGUST 31, 1994                                 (854,766)              (854,766)
                                                                           -------------         --------------
       TOTAL STOCKHOLDERS' INVESTMENT                                      $ 24,097,737          $  23,112,864
                                                                           -------------         --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 39,221,330          $  38,048,243
                                                                           =============         ==============


                                                               -3-

                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE NINE MONTHS ENDED JUNE 3, 1995 AND MAY 28, 1994
                                                          (UNAUDITED)




                                                         QUARTER ENDED                             NINE MONTHS ENDED

                                                  JUNE 3,               MAY 28,            JUNE 3,                MAY 28,
                                                   1995                  1994                1995                 1994
                                               ------------         ------------         ------------         ------------



     REVENUES                                  $11,166,910         $ 11,245,386         $ 31,845,260         $ 30,393,812

     COST OF SALES                               6,296,793            6,051,939           17,606,374           15,692,295

                                               ------------        -------------        -------------        -------------
     GROSS PROFIT                              $ 4,870,117         $  5,193,447         $ 14,238,886         $ 14,701,517


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $ 1,345,847         $  1,388,968         $  4,506,571         $  4,523,684
       SELLING                                   2,000,686         $ $2,058,451            6,109,922            5,855,784
       GENERAL AND ADMINISTRATIVE                 $632,889              729,558            1,952,800            2,080,665
                                               ------------        -------------        -------------        -------------
                                               $ 3,979,422         $  4,176,977         $ 12,569,293         $ 12,460,133
                                               ------------        -------------        -------------        -------------

     OPERATING INCOME                          $   890,695         $  1,016,470         $  1,669,593         $  2,241,384


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (60,350)        $    (62,085)        $   (200,071)        $   (128,951)
       INTEREST INCOME                              25,969               30,944               72,302               92,051
       OTHER INCOME (EXPENSE)                     (700,943)            (519,878)            (866,343)          (1,325,872)
                                               ------------        -------------        -------------        -------------
     INCOME BEFORE INCOME TAXES                $   155,371         $    465,451         $    675,481         $    878,612

       PROVISION FOR INCOME TAXES              $    62,000         $    206,000         $    270,000         $    400,000
                                               ------------        -------------        -------------        -------------
     NET INCOME                                $    93,371         $    259,451         $    405,481         $    478,612
                                               ============        =============        =============        =============


     NET INCOME PER COMMON SHARE               $      0.01         $       0.03         $       0.05         $       0.06
                                               ============        =============        =============        =============
     WEIGHTED AVERAGE COMMON AND COMMON


     EQUIVALENT SHARES OUTSTANDING               8,750,000            8,600,000            8,750,000            8,600,000



                                                          -4-

                                              CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED JUNE 3, 1995 AND MAY 28, 1994

                                                                                 <c)
                                                                                     FOR THE NINE MONTHS ENDED
                                                                                     JUNE 3,           MAY 28,
                                                                                       1995             1994
                                                                                  ------------      -------------


     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                   $    405,481     $     478,612
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                              $  2,004,954     $   2,069,897
       Provision for losses on accounts receivable                                          --                --
       Provision for losses on inventory                                                    --                --
       Amortization of prepaid expenses                                                 23,135            25,934
       Common stock issued in lieu of cash                                             365,148           225,118
       Change in assets and liabilities:
         Increase in accounts receivable                                            (2,263,003)       (1,723,546)
         Increase in inventory                                                      (3,500,428)       (5,452,625)
         Decrease (increase) in investment in sales-type leases                        105,267          (370,579)
         Decrease (increase) in prepaid taxes                                         (879,335)        1,549,897
         Increase in prepaid expenses                                                  144,715           (44,761)
         Decrease in other assets                                                           48                48
         Increase (decrease) in accounts payable                                      (944,164)          973,525
         Increase (decrease) in obligations for trade-in memory                      1,606,500        (2,124,880)
         Increase (decrease) in accrued liabilities                                   (294,584)          416,373
         Increase (decrease) in deferred revenue                                       879,614          (157,510)

                                                                                  -------------     -------------
           Total adjustments                                                      $ (2,752,133)    $  (4,613,109)
                                                                                  -------------     -------------
           Net cash used in operating activities                                  $ (2,346,652)    $  (4,134,497)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                         (502,628)         (528,388)
                                                                                   ------------     ------------
           Net cash used in investing activities                                  $   (502,628)    $    (528,388)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                                  $   (159,152)    $    (166,718)
       Proceeds from sale of common stock                                               44,183            25,062
       Net borrowings (repayments) under revolving credit agreement                   (900,000)          (50,000)
                                                                                  -------------     -------------
         Net cash used in financing activities                                    $ (1,014,969)    $    (191,656)

       Effect of exchange rate changes on cash                                         170,061           319,567
                                                                                   ------------     -------------
     Net decrease in cash and cash equivalents                                    $ (3,694,188)    $  (4,534,974)


     Cash and cash equivalents at beginning of period                             $  6,126,289     $   5,827,673
                                                                                  -------------     -------------
     Cash and cash equivalents at end of period                                   $  2,432,101     $   1,292,699
                                                                                  =============     =============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                                 $    200,071     $     116,769
         Income Taxes                                                                   31,592            38,074



                                                           -5-

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:    June 3, 1995               Commission File No.   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 3,             August 31,
                                     1995                  1994

       Raw materials              $ 2,984,172           $ 2,192,939
       Work-in-process                810,346               790,892
       Finished goods               4,303,124             3,593,472
       Trade-in memory              9,556,525             7,576,436

                                  $17,654,167           $14,153,739

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     June 3, 1995               Commission File No.   0-6933


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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the third quarter of fiscal 1995 decreased by approximately $78,000 or 1% from the third quarter of fiscal 1994.

              Gross profit as a percentage of revenues was 44% for the third quarter of fiscal 1995 as compared to 46% in the third quarter of fiscal 1994, with the decrease primarily due to lower gross margins on the Company's mainframe memory products.

              Operating expenses for the third quarter of fiscal 1995 decreased 5% from the third quarter of fiscal 1994. Selling expenses decreased 3%, from $2,058,000 to $2,000,686, due primarily to decreased staffing.

              Other income (expense) in the third quarter of fiscal 1995 included $425,000 in amortization expenses relating to the Company's technology license/marketing agreement and a $200,000 unfavorable exchange rate adjustment. Other expense in the third quarter of fiscal 1994 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     June 3, 1995               Commission File No.   0-6933


Notes & Comments (Continued):


       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

              The Company's cash position decreased by $3,694,000 from the end of fiscal 1994. A significant portion of the Company's business during the first nine months of fiscal 1995 involved the acceptance of IBM trade-in memory as payment for the Company's newest mainframe central storage memory. Consequently, the Company's inventory of IBM memory accounted for $1,980,000 of the total $3,500,000 increase in inventories. The Company believes that the trade-in memory is fairly stated at its net realizable value and will be liquidated for cash. In addition, the Company has accepted longer term receivables for certain memory transactions resulting in an increase in accounts receivable of $2,263,000.

              The Company's prepaid tax asset is realizable through carry-backs against taxes paid in prior periods or future profitability.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended:     June 3, 1995               Commission File No.   0-6933



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




Dated:        July 17, 1995