Form 10-K
period 1995-08-31
CAMBEX CORP
filed 1995-11-30
CIK 16590

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[  X  ]ANNUAL   REPORT   PURSUANT   TO   SECTION   13   OR   15(d)   OF THE
       SECURITIES   EXCHANGE   ACT   OF  1934   (FEE  REQUIRED)

             For the fiscal year ended AUGUST 31, 1995

OR

[      ]TRANSITION   REPORT   PURSUANT   TO   SECTION   13   OR  15(d)   OF
       THE   SECURITIES   EXCHANGE   ACT   OF   1934   (NO  FEE REQUIRED)

             For the transition period                to


             Commission file number 0-6933

                                 CAMBEX CORPORATION
             (Exact name of registrant as specified in its charter)


Massachusetts                                    04 244 2959
(State or other                                  (I.R.S. Employer
jurisdiction of                                  Identification No.)
incorporation or
organization)

360 Second Avenue                                02154
Waltham, Massachusetts                           (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code:  617 890-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                     [     ]

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of November 20, 1995 was $53,481,479, based on the closing price of the common stock on the Nasdaq National Market reporting system on that date.

The number of shares of Cambex Corporation's common stock outstanding as of November 20, 1995: 8,914,027.


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed not later than 120 days after the fiscal year ended August 31, 1995 are incorporated by reference into Items 11 and 12 of this report on Form 10-K.





















                                   PART I

                             Item 1.  Business.


General

The Company is engaged in the design, development, manufacture, lease and sale of direct access storage products used with IBM mainframe and client server computers.

Products

The Company offers direct access storage products for use with IBM mainframe and client/server computers.  The products include memory, disk, RAID disk
arrays and tape storage systems.   All products are priced for under $10,000
to approximately $200,000.  The Company also sells or leases trade-in memory which it acquires from its customers when this memory is replaced by new memory.  In most transactions, when the Company upgrades a computer system with its memory, the customer pays the Company in whole or in part with memory already resident on the machine. On certain occasions, the memory already resident on the customer's machine is more valuable than the Company's memory, and in those cases, the Company pays the difference to the customer, net of a customary gross profit for the Company.

Maintenance

The Company arranges for maintenance of its products at the time of lease or sale on a monthly or lifetime fee per system basis. It normally provides this maintenance through its own maintenance personnel or through authorized maintenance companies supported by the Company's personnel.

Research and Development and New Products

The Company maintains a research and development program directed to the development of new products and systems, to the improvement and refinement of its present products and systems and to the expansion of their uses and applications. The new products include a cached high availability disk array and a RAID-5 based array. The dollar amount spent by the Company during each of its last three fiscal years on such activities was approximately $6,345,000 in fiscal 1995, $6,417,000 in fiscal 1994, and $4,999,000 in fiscal 1993.





Manufacturing

The production of the Company's products involves primarily electronics assembly and testing. These operations are performed primarily at the Company's plant in Waltham, Massachusetts. The Company also subcontracts some of its assembly operations to several circuit board assembly companies. Most of the electronic components used in the Company's products are purchased from outside suppliers and are either standard items or custom manufactured to the Company's design and specifications and are generally available from several sources.

Marketing

In the United States, Europe, the Far East and Canada, the Company has its own marketing organization, sales representatives and distributors. Sales are made to end users, original equipment manufacturers and distributors. The
Company established European sales and marketing subsidiaries in the Netherlands, the United Kingdom and Germany during fiscal 1991 and in France during fiscal 1993.


Competition

The market for the Company's memory products is dominated by International
Business Machines Corporation (IBM). In the disk storage market, the Company's current competitors include several large companies in addition to IBM. IBM announcements concerning new systems, improved performance characteristics of existing systems and price reductions have had adverse effects on the markets for the Company's products in the past.

The Company believes that its success in competing with IBM is dependent upon its ability to offer products with substantially better cost/performance characteristics than those provided by IBM. In relation to other independent companies with which it competes, the Company believes that the most important competitive factors are non-price factors such as product quality, reliability and product features, as well as service and support capability.

Competition in the IBM-compatible markets is intense. The industry is one characterized by rapid technological advances resulting in the frequent introduction of new products and services and by price reductions in established product categories. A number of other companies, some of which are substantially larger and have substantially greater resources than the Company, are engaged in the manufacture and marketing of products similar to those manufactured and marketed by the Company.




Backlog

As of August 31, 1995, the dollar amount of the Company's firm backlog was approximately $750,000. On the same date of the preceding year, the comparable amount was approximately $500,000. All such backlog was deliverable within a year. Such backlog has no material seasonal characteristics. All equipment ordered by customers is subject to acceptance and satisfactory performance as well as the Company's ability to meet delivery schedules. The Company believes that backlog is not a meaningful indication of future business.

Patents

Although the Company owns 26 patents, it does not consider its patent position to be significant from a competitive standpoint.

Significant Customers

No single customer accounted for 10% or more of sales during fiscal 1995 and fiscal 1994. During fiscal 1993, sales to Storage Technology accounted for 22% of the Company's sales.

Employees

On November 20, 1995, the Company employed 140 persons.



                            Item 2.  Properties

The Company leases approximately 68,000 square feet of floor space in
Waltham, Massachusetts, under a lease for a term ending May 31, 2003.  This facility consists of office, manufacturing and R & D space.  The Company also leases additional sales and support offices throughout the United States, Europe and
Canada.


                         Item 3.  Legal Proceedings


The Company is involved in certain legal proceedings arising in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition.







       Item 4.  Submission of Matters to a Vote of Security Holders.


None.





































                                  PART II


             Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.



The Company's common stock is traded on the Nasdaq Stock Market. The approximate number of shareholders of record at November 20, 1995 was 782.
The high and low sales prices for the Company's stock for each quarter during the years ended August 31, 1995 and 1994 are as follows:



                                      1995                     1994

                               High        Low          High        Low

       First Quarter           4-7/8       3-1/2        7-1/4       4
       Second Quarter          4-1/2       3-3/8        6-1/4       3-7/8
       Third Quarter           6-3/4       3-1/2        4-3/4       3-3/8
       Fourth Quarter          13          6-1/8        5-23/32     3-3/4



The Company has not paid dividends on its common stock in the past and does not expect to do so in the foreseeable future. Further, the payment of such dividends is prohibited under the Company's $10 million Revolving Credit
Agreement (see Note 5 to the financial statements).


                     Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.






                           Year Ended August 31,


                       1995        1994        1993        1992       1991

                              (In thousands, except per share amounts)


Revenues               $35,152     $40,549     $46,160     $52,083    $40,216
Net income (loss)      ( 9,899)        590     ( 2,407)      9,847      5,761

Per share data:
    Net income (loss):
      Primary          (  1.14)       0.07     (  0.28)       1.13        .70

Weighted Average
    Common and Common
    Equivalent Shares
    Outstanding          8,700       8,550       8,650       8,680      8,250

Total assets           $32,027     $38,048     $36,119     $45,754    $34,965

Long-term debt         -------       3,900       2,050     -------    -------


         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.


Fiscal 1995 as compared with Fiscal 1994

The Company's revenues decreased 13% to $35,200,000 in fiscal 1995 as compared to $40,500,000 in fiscal 1994 due to lower mainframe memory product revenues, partially offset by an increase in revenues in the Company's client/server products.

During fiscal 1995, there was an unprecedented slowdown and price erosion in the ES/9000 mainframe computer market, resulting in decreased revenues and a significant devaluation in the value of the Company's inventory of trade-in
IBM memories. The lower memory prices impacted revenues for the entire year, but most significantly in the fourth quarter. As a result, the Company recorded a decline in the value of its IBM trade-in memory of $4,600,000 in the fourth quarter. The Company believes the market has stabilized, but is unable to predict whether or when the market will return to its former position.


Gross profit, before the recognition of the decline in value of IBM trade in memory, decreased 40% to $11,700,000 (33% of revenues) in fiscal 1995 from $19,500,000 (48% of revenues) in fiscal 1994. The degradation in the gross profit percentage is due primarily to reduced volume and price erosion plus a $1,900,000 inventory valuation reduction which was provided in fiscal 1995.
There were no write-downs or reserves in fiscal 1994.

Operating expenses increased 2% to $17,200,000 in fiscal 1995 from $16,900,000 in fiscal 1994 and as a percent of revenues, increased to 49% from 42% in fiscal 1994. Selling expenses increased 6% to $8,200,000 in fiscal
1995 from $7,800,000 in fiscal 1994 due to increased staffing in Europe.
Research and development expenses and general and administrative expenses decreased slightly from fiscal 1994.

Interest expense increased to $254,000 in fiscal 1995 from from $203,000 in fiscal 1994 due to higher bank borrowings and higher interest rates. Interest income increased to $108,000 in fiscal 1995 from $96,000 in fiscal 1994.

Other expense in both fiscal 1995 and 1994 included $1,700,000 in amortization expenses related to a technology acquisition.

The Company's effective tax rate was 43% in fiscal 1994. The Company recorded a credit for income taxes in fiscal 1995. The Company's prepaid tax asset is realizable through carrybacks against taxes paid in prior years.

Total accounts receivable decreased to $5,000,000 in fiscal 1995 from $6,900,000 in fiscal 1994 due to a decrease in orders shipped near the end of fiscal 1995. Obligations for trade-in memory increased to $2,700,000 in fiscal 1995 from $700,000 in fiscal 1994 due to the purchase of certain IBM trade-in memory, which was subsequently sold. Inventories decreased to $11,600,000 in fiscal 1995 from $14,200,000 in fiscal 1994 due to lower levels of IBM trade-in memory.

Prepaid expenses decreased to $200,000 in fiscal 1995 from $800,000 in fiscal
1994 due to higher prepayments to customers for IBM trade-in memory in 1994.

Property and equipment (net) decreased to $1,600,000 in fiscal 1995 from $1,900,000 in fiscal 1994 since total purchases amounted to $500,000 while depreciation and amortization was $800,000.

Fiscal 1994 as compared with Fiscal 1993

The Company's revenues decreased 12% to $40,500,000 in fiscal 1994 as compared to $46,200,000 in fiscal 1993 due to lower mainframe memory product revenues, partially offset by an increase in revenues in the Company's client/server products.

During fiscal 1993, there was an unprecedented slowdown and price erosion in the mainframe computer market, resulting in decreased revenues and a signifi-cant devaluation in the value of the Company's inventory of trade-in IBM memories.

The gross profit margin increased 22% to $19,500,000 (48% of revenues) in fiscal 1994 from $15,900,000 (34% of revenues) in fiscal 1993. The improvement in gross profit percentage is due primarily to the $7,600,000 decline in value of IBM trade-in memory and a $1,600,000 inventory valuation reserve which was provided in fiscal 1993, partially offset by lower average selling prices and consequently, lower gross margins, on the Company's mainframe memory products in fiscal 1994. There were no write-downs or reserves in fiscal 1994.

Operating expenses decreased 10% to $16,900,000 in fiscal 1994 from $18,700,000 in fiscal 1993 and as a percent of revenues, increased to 42% from 41% in fiscal 1993. Selling expenses decreased 30% to $7,800,000 in fiscal
1994 from $11,100,000 in fiscal 1993 due to lower commissions and reduced staffing required to support lower revenues. Research and development expenses increased 28% to $6,400,000 in fiscal 1994 from $5,000,000 in fiscal 1993 due to an accelerated effort to develop mainframe memory products and a complete line of storage products.

Interest expense increased to $203,000 in fiscal 1994 from $76,000 in fiscal
1993 due to higher bank borrowings. Interest income decreased to $96,000 in fiscal 1994 from $340,000 in fiscal 1993 due to lower cash balances in interestbearing accounts.

Other expense increased to $1,400,000 in fiscal 1994 from $750,000 in fiscal
1993. Other expense in both fiscal 1994 and 1993 included $1,700,000 in amortization expenses related to a technology acquisition. Other income
(expense) in fiscal 1993 included a $2,500,000 gain on the sale of marketable securities which was partially offset by a provision for the settlement of a legal dispute.

The Company's effective tax rate was 43% in fiscal 1994. The Company recorded a credit for income taxes in fiscal 1993. The Company's prepaid tax asset is realizable through carrybacks against taxes paid in prior years or future profitability.

Total accounts receivable increased to $6,900,000 in fiscal 1994 from $3,300,000 in fiscal 1993 due to larger cash memory orders shipped near the end of fiscal 1994. Obligations for trade-in memory decreased to $700,000 in fiscal 1994 from $3,100,000 in fiscal 1993 due to the Company's decision not to purchase trade-in memory. Inventories increased to $14,200,000 in fiscal
1994 from $13,100,000 in fiscal 1993 due to higher levels of IBM trade-in memory acquired through memory upgrades.

Prepaid expenses increased to $800,000 in fiscal 1994 from $100,000 in fiscal
1993 due to prepayments to customers for IBM trade-in memory.

Property and equipment (net) decreased to $1,900,000 in fiscal 1994 from $2,400,000 in fiscal 1993 since total purchases amounted to $300,000 while depreciation and amortization was $800,000.


Inflation

The Company did not experience any material adverse effects in 1995, 1994 and 1993 due to general inflation.

Liquidity and Capital Resources

The Company's present operating plans indicate that available cash and invest-ments and the expected cash flow generated from operations will be adequate to meet its obligations to creditors and will be sufficient to fund operations for the coming fiscal year. The Company's cash and marketable securities were $3,200,000 and $6,100,000 at August 31, 1995 and 1994, respectively. Working capital was $10,900,000 at August 31, 1995 compared with $21,600,000 at August
31, 1994. During 1995, the Company expended $500,000 for capital equipment to support its growth. During fiscal 1996, the Company expects to acquire approximately $400,000 of capital equipment.

The Company has obtained a $10 million unsecured, revolving line of bank credit, bearing interest at the prime rate plus one-half percent. The commitment fee is 3/8 of 1% per year on the unused portion. The Company is required to repay any borrowings under this revolving credit line on March 29, 1996. As of August 31, 1995 and 1994, approximately $3.85 million and $3.9 million, respectively, was outstanding under this line and as of November 20, 1995, approximately $3.0 million was outstanding. The Company is negotiating with the bank to receive a waiver for certain provisions, with which the Company was not in compliance as of August 31, 1995. In conjunction therewith, it is expected that the bank will obtain security for the bank line of credit consisting of the Company's assets. (See Note 5 to the accompanying financial statements.)

           Item 8.  Financial Statements and Supplementary Data.

See financial statements, beginning at page F-2, incorporated herein by reference.

Unaudited quarterly financial data pertaining to the results of operations for 1995 and 1994 are as follows:












                          Q1            Q2            Q3            Q4

                         (In thousands, except per share amounts)
1995

Revenues                $10,167       $10,511       $11,167       $  3,307
Gross Profit (Loss)       4,750         4,619         4,870        ( 7,149)
Net Income (Loss)           156           156            93        (10,304)
Earnings (Loss)
  Per Share                 .02           .02           .01        (  1.19)


                          Q1            Q2            Q3            Q4

                         (In thousands, except per share amounts)

1994

Revenues                $ 9,088       $10,060       $11,245       $10,156
Gross Profit              4,733         4,776         5,193         4,760
Net Income                  128            91           259           112
Earnings Per Share          .02           .01           .03           .01



          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.



None.

















                                  PART III



       Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company are as follows:

                        Positions and Offices with the Company:
Name                    Business Experience During Last Five Years

Joseph F. Kruy          President and a Director from incorporation in
Age:  64                1968 to December, 1975 and from June, 1976 to date;
                        Chairman of the Board of Directors from December,
                        1975 to date.  Treasurer from June, 1985 to April,
                        1987 and January, 1988 to April, 1988.

Philip C. Hankins       Director since 1979.  President, Charter
Age:  64                Information Corporation (Information Processing).

C. V. Ramamoorthy       Director since 1968.  Professor of Electrical
Age:  69                Engineering and Computer Sciences, University of
                        California at Berkeley.

Robert Spain            Director since 1995. President, CFC, Inc.
Age:  58                (Electronic Components Manufacturing)

Sheldon M. Schenkler    Vice President of Finance and Chief Financial
Age:  44                Officer from April, 1988 to date; Treasurer from
                        April, 1988 to June, 1991.

Robert Norton           Executive Vice President, Technical Operations from
Age:  50                August, 1995 to date; Consultant to Cambex from May,
                        1995 to August, 1995; Industry Consultant from April,
                        1993 to May, 1995; President and CEO of IPL Systems
                        from September, 1985 to March, 1993.

Fay Elassy-Bortcosh     Vice President of Engineering from October, 1995
Age:  41                to date; Senior Consultant, Electronic Data Systems
                        from October, 1994 to October, 1995; Group
                        Engineering Manager, Digital Equipment Corporation
                        from September, 1979 to September, 1994.










                     Item 11.  Executive Compensation.


The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended August 31, 1995. The information required by this item is incorporated herein by reference to the section titled Remuneration in the Proxy Statement.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference in the section titled Election of Directors in the Proxy Statement.

Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.


         Item 13.  Certain Relationships and Related Transactions.

None.






















                                  PART IV


 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)   The following documents are filed as part of this report:

             (1) The financial statements listed in the index to financial statements appearing at page F-1 of this report, which index is incorporated in this item by reference.

             (2) The financial statement schedules as set forth in the above-mentioned index to financial statements.

             (3)   See the exhibit index following on page A-1.

       (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.































                               EXHIBIT INDEX



The following exhibits are filed herewith or incorporated by reference herein.

Exhibit

3.1       Articles of Organization of Cambex Corporation, as amended
          (incorporated herein by reference to Exhibit 1.1 to Form 10-K for the fiscal year ended August 31, 1981).

3.1.1 Articles of Amendment to Articles of Organization filed with the Massachusetts Secretary of State on December 11, 1987 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-K for the fiscal year ended August 31, 1987).

3.1.2 Articles of Amendment to Articles of Organization filed with the Massachusetts Secretary of State on June 8, 1988 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-K for the fiscal year ended August 31, 1988).

3.1.3 Articles of Amendment to Articles of Organization filed with the Massachusetts Secretary of State on January 23, 1992 (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the fiscal year ended August 31, 1993).

3.2 By-Laws of Cambex Corporation, as amended (incorporated herein by reference to Exhibit 1.2 to Form 10-K for the fiscal year ended
          August 31, 1981).

10.1 Employment Agreement between Joseph F. Kruy and Cambex Corporation, dated as of April 22, 1987 (incorporated herein by reference to Exhibit 10.1.1 to Form 10-K for the fiscal year ended August 31,
          1987).

10.2      Incentive Bonus Plan (incorporated herein by reference to Exhibit
          10.3 to Form 10-K for the fiscal year ended August 31, 1983).

10.4 1985 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended
          August 31, 1985).

10.6 1987 Combination Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
          August 31, 1987).

10.8      9021 Memory Products Business Acquisition Agreement dated January
          10, 1992 between the Company and EMC Corporation (incorporated herein by reference to Exhibit 1 to Form 8-K dated January 14,
          1992).


                         Exhibit Index - Continued



Exhibit - Continued



10.9 Cambex Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended August 31, 1994).

10.10 Revolving Credit Agreement dated April 15, 1993 between the Company and the First National Bank of Boston (incorporated herein by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
          August 31, 1994).

23.       Consent of Independent Public Accountants.

















                    CAMBEX CORPORATION AND SUBSIDIARIES

                (Information required by Part II, Item 8 and
                       Part IV, Item 14 of Form 10-K)


                            FINANCIAL STATEMENTS


                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - August 31, 1995 and 1994          F - 3

Consolidated Statements of Operations for the Three Years
       Ended August 31, 1995                                    F - 4

Consolidated Statements of Stockholders' Investment
       for the Three Years Ended August 31, 1995                F - 5

Consolidated Statements of Cash Flows for the
       Three Years Ended August 31, 1995                        F - 6

Notes to Consolidated Financial Statements                      F - 7



                           SUPPLEMENTARY SCHEDULE

                 FOR THE THREE YEARS ENDED AUGUST 31, 1995


Schedule Number


       II         Valuation and Qualifying Accounts             F-19




Schedules other than those referred to above have been omitted, as they are not required or the information is included elsewhere in the financial statements or the notes thereto.






                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders of Cambex Corporation:


We have audited the accompanying consolidated balance sheets of Cambex
Corporation (a Massachusetts corporation) and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended August 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN & CO.

Boston, Massachusetts,
October 27, 1995

                                    F-2

                                 CAMBEX CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                          AUGUST 31, 1995 and 1994

                                            ASSETS
                                                         1995          1994
  CURRENT ASSETS:                                     -----------    ----------

    Cash and cash equivalents                         $ 3,246,353   $ 6,126,289
    Accounts receivable, less reserves of $135,000
      in 1995 and $138,000 in 1994                      5,144,976     6,853,233

    Current portion of investment in sales-type
      leases, net of unearned interest income of
      $38,000 in 1995 and $45,000 in 1994                 445,214       404,622
    Inventories                                        11,568,072    14,153,739
    Prepaid taxes                                       6,505,029     2,946,025
    Prepaid expenses                                      242,881       757,072
                                                      ------------  ------------
        Total current assets                           27,152,525   $31,240,980
                                                      ------------  ------------

  LONG-TERM INVESTMENT IN SALES-TYPE LEASES,
    net of unearned interest income of $27,000
    in 1995 and $35,000 in 1994                       $   477,030   $   475,900
                                                      ------------  ------------

  LEASED EQUIPMENT, at cost, net of
    accumulated depreciation of $193,000
    in 1995 and $167,000 in 1994                      $   351,768   $   302,410
                                                      ------------  ------------

  PROPERTY AND EQUIPMENT, at cost
      Machinery and equipment                         $ 7,221,473   $ 7,932,084
      Furniture and fixtures                              266,612       240,239
      Leasehold improvements                              606,454       357,796
                                                      ------------  ------------
                                                      $ 8,094,539   $ 8,530,119

      Less- Accumulated depreciation and amortization   6,495,460     6,647,467
                                                      ------------  ------------

                                                      $ 1,599,079   $ 1,882,652
                                                      ------------  ------------
    OTHER ASSETS
    Technology License/Marketing Agreement,
      net of accumulated amortization of $6,092,000
      in 1995 and $4,392,000 in 1994                  $ 2,408,339   $ 4,108,343
    Other                                                  37,895        37,958
                                                      ------------  ------------

      Total Assets                                    $32,026,636   $38,048,243
                                                      =========================
The accompanying notes are an integral part of these consolidated financial statements.
                                F-3                             -20-

                                   CAMBEX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                          AUGUST 31, 1995 AND 1994

                         LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                   1995          1994
  CURRENT LIABILITIES:                          ------------  ------------
    Revolving Credit Agreement                  $ 3,850,000   $     -
    Notes payable                                     -           159,152

    Accounts payable                              5,633,185     4,408,747
    Obligations for trade-in memory               2,712,317       662,067
    Accrued expenses -
      Payroll and related                         1,562,496     2,349,162
      Income and other taxes                      2,305,649       948,724
      Other                                         213,079     1,076,216

                                                ------------  ------------
        Total current liabilities               $16,276,726   $ 9,604,068
                                                ------------  ------------
  REVOLVING CREDIT AGREEMENT                    $     -       $ 3,900,000


  DEFERRED REVENUE                              $ 1,323,417   $ 1,431,311


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' INVESTMENT
    Preferred Stock, $1.00 par value per share -
      Authorized--3,000,000 shares
      Issued--None                              $             $     -
    Common Stock, $.10 par value per share -
      Authorized--25,000,000 shares
      Issued- 10,420,283 shares in 1995 and
      10,157,064 shares in 1994                   1,042,028     1,015,706
    Capital in excess of par value               15,161,980    14,154,516
    Cumulative translation adjustment               247,614        68,862
    Retained earnings (deficit)                  (1,170,363)    8,728,546
    Less - Cost of shares held in treasury--
      1,534,356 shares in 1995 and
      1,534,356 shares in 1994                     (854,766)     (854,766)
                                                ------------  ------------
      Total Stockholders' Investment            $14,426,493   $23,112,864
                                                ------------  ------------
      Total Liabilities and Stockholders'
       Investment                               $32,026,636   $38,048,243
                                                ============  ============
The accompanying notes are in integral
part of these consolidated financial statements.

            F-3                                             -20-

                                             CAMBEX CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE YEARS ENDED AUGUST 31, 1995

                                                       1995           1994           1993
                                                  -----------     -----------    -----------
     REVENUES
       Sales                                      $ 28,038,337    $33,041,745    $39,474,112
       Maintenance and operating leases              7,013,674      7,407,619      6,585,752
       License fees                                    100,000        100,000        100,000
                                                  -------------   ------------   ------------
               Total revenues                     $ 35,152,011    $40,549,364    $46,159,864

     COST OF SALES                                  23,414,676     21,087,303     22,663,739

     DECLINE IN VALUE OF IBM TRADE-IN MEMORY         4,647,499          -          7,578,000
                                                   ------------    -----------    -----------
               Gross profit                       $  7,089,836    $19,462,061    $15,918,125
                                                  -------------   ------------   ------------

     OPERATING EXPENSES:
       Research and development                   $  6,345,165    $ 6,417,053    $ 4,999,489
       Selling                                       8,242,981      7,794,597     11,104,162
       General and administrative                    2,606,476      2,685,990      2,634,699
                                                   ------------    -----------    -----------
                                                  $ 17,194,622    $16,897,640    $18,738,350
                                                   ------------    -----------    -----------
     OPERATING INCOME (LOSS)                      $(10,104,786)   $ 2,564,421    $(2,820,225)

     OTHER INCOME (EXPENSE):
       Interest expense                               (253,747)      (202,533)       (76,256)
       Interest income                                 107,559         96,222        343,849
       Other expense                                (1,426,935)    (1,426,057)      (749,486)
                                                   ------------    -----------    -----------
     INCOME (LOSS) BEFORE INCOME TAXES            $(11,677,909)   $ 1,032,053    $(3,302,118)

       Credit (Provision) for income taxes           1,779,000       (442,000)       895,000
                                                  -------------   ------------   ------------
     NET INCOME (LOSS)                            $ (9,898,909)   $   590,053    $(2,407,118)
                                                  =============   ============   ============

     NET INCOME (LOSS) PER COMMON SHARE           $   (1.14)      $   $0.07         $(0.28)
                                                      =====           =====          =====

     Weighted Average Common and
     Common Equivalent Shares Outstanding            8,700,000      8,550,000      8,650,000
                                                    ==========      =========      =========

                                 The accompanying notes are an integral
                            part of these consolidated financial statements.

                                                   F-4                   -21-

                                          CAMBEX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                     FOR THE THREE YEARS ENDED AUGUST 31, 1995

                                                 Common Stock    Capital in           Cumulative      Retained          Cost of
                                                    $.10          Excess of           Translation     Earnings       Shares Held
                                                  Par Value       Par Value           Adjustment     (Deficit)       in Treasury
                                                ------------    ------------          ---------    -------------    -------------

BALANCE AT AUGUST 31, 1992                      $   978,358     $12,439,282          $  66,986     $ 10,545,611     $   (739,185)

ADD:
   Net loss                                     $     -         $     -              $    -        $ (2,407,118)    $     -
   Exercise of employee stock options                18,668         143,147                              -                -
   401(k) Employer match                              3,667         418,038                              -                -
   Purchase of Treasury Stock                         -               -                                  -              (115,581)
   Tax benefits related to stock options              -             744,881                              -                -
   Translation adjustment                             -               -               (254,209)          -                -
                                                ------------    ------------          ---------    -------------    -------------
BALANCE AT AUGUST 31, 1993                      $ 1,000,693     $13,745,348          $(187,223)    $  8,138,493     $   (854,766)

ADD:
   Net income                                   $     -         $     -              $    -        $    590,053     $     -
   Exercise of employee stock options                 1,515          11,969               -              -                -
   401(k) Employer match                              5,457         219,660               -              -                -
   Stock Purchase Plan Shares                         4,291         146,323               -              -                -
   Exercise of Warrants                               3,750          10,313               -              -                -
   Tax benefits related to stock options              -              20,903               -              -                -
   Translation adjustment                             -               -                256,085           -                -
                                                ------------    ------------          ---------    -------------    -------------
BALANCE AT AUGUST 31, 1994                      $ 1,015,706     $14,154,516          $  68,862     $  8,728,546     $   (854,766)

ADD:
   Net loss                                     $     -         $     -              $    -        $ (9,898,909)    $     -
   Exercise of employee stock options                12,524         230,985               -              -                -
   401(k) Employer match                              4,354         202,456               -              -                -
   Stock Purchase Plan Shares                         9,444         274,166               -              -                -
   Tax benefits related to stock options              -             299,857               -              -                -
   Translation adjustment                             -               -                178,752           -                -
                                                ------------    ------------          ---------    -------------    -------------
BALANCE AT AUGUST 31, 1995                      $ 1,042,028     $15,161,980          $ 247,614     $ (1,170,363)    $   (854,766)

The accompanying notes are an integral part of these consolidated financial statements.


                                         F-5                            -22-

                                     CAMBEX CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                   FOR THE THREE YEARS ENDED AUGUST 31, 1995
                                                                1995                   1994                   1993
CASH FLOWS FROM OPERATING ACTIVITIES:                       -------------          -------------          -------------
Net income (loss)                                           $ (9,898,909)          $    590,053           $ (2,407,118)
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation                                              $    879,659           $  1,012,998           $    792,446
  Amortization                                                 1,700,004              1,700,004              1,700,004
  Provision for losses on accounts receivable                     -                    (150,000)               (90,000)
  Provision for losses on inventory                            1,881,428                 -                   1,725,000
  Amortization of prepaid expenses                                23,135                 25,934                 31,023
  Common stock/warrants issued in lieu of cash                   206,810                225,117                421,705
  Gain on sale of marketable securities                            -                      -                  (2,527,220)
  Decline in value of IBM trade-in memory                      4,647,499                 -                   7,578,000
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                1,708,257             (3,399,325)             3,481,134
     Increase in inventory                                    (3,943,260)            (1,087,588)           (10,812,206)
     Decrease (increase) in investment in sales-type leases      (41,722)                41,720              1,142,810
     Decrease (increase) in prepaid taxes                     (3,559,004)             1,517,880             (1,962,549)
     Decrease (increase) in prepaid expenses                     491,056               (695,406)                (2,511)
     Decrease in other assets                                         63                     64                     64
     Increase (decrease) in accounts payable                   1,224,438               (138,500)              (439,850)
     Increase (decrease) in obligations for trade-in memory    2,050,250             (2,406,567)             1,784,788
     Increase (decrease) in accrued liabilities                 (292,878)             1,980,316             (1,305,476)
     Decrease in deferred revenue                               (107,894)              (359,295)            (4,301,340)
                                                             ------------          -------------          -------------
       Total adjustments                                     $  6,867,841           $ (1,732,648)          $ (2,784,178)
                                                             ------------          -------------          -------------
       Net cash used in operating activities                 $ (3,031,068)          $ (1,142,595)          $ (5,191,296)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities             $     -                $     -                $  3,927,220
     Purchases of equipment, net                                 (645,444)              (596,947)            (1,545,642)
     Acquisition of technology license/marketing agreement         -                      -                  (2,500,000)
                                                               -----------          -------------          -------------
      Net cash used in investing activities                   $   (645,444)          $   (596,947)          $   (118,422)
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in notes payable                               $   (159,152)          $   (266,991)          $ (3,475,094)
      Proceeds from sale of common stock                           826,976                199,064                906,696
      Payments for purchase of treasury stock                       -                      -                    (115,581)
      Net borrowings (repayments) under revolving credit agreement (50,000)             1,850,000              2,050,000
                                                                  ---------          ------------           -------------

      Net cash provided by (used in) financing activities      $    617,824           $  1,782,073           $   (633,979)
   Effect of exchange rate changes on cash                          178,752                256,085               (254,209)
                                                               -------------          -------------          -------------
  Net increase (decrease) in cash and cash equivalents         $ (2,879,936)          $    298,616           $ (6,197,906)
  Cash and cash equivalents at beginning of year                  6,126,289              5,827,673             12,025,579
                                                                ------------          -------------          -------------
  Cash and cash equivalents at end of year                      $ 3,246,353           $  6,126,289           $  5,827,673
                                                                =============          =============          =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:  Interest                       $  241,491           $    188,274           $     61,301
                                  Income Taxes                       34,941                 55,123                290,759

The accompanying notes are an integral part of these consolidated financial statements.


                    CAMBEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE YEARS ENDED AUGUST 31, 1995



Supplemental Schedule of Non-Cash Investing and Financing Activities:


In January 1992, the Company acquired technology rights and a related marketing agreement for a total of $8.5 million. Concurrently, the Company acquired related inventory for $3 million. The Company issued promissory notes with maturities through March, 1993 totaling $11.5 million to finance the acquisition of these technology and marketing rights and inventory. A portion of these notes, $1.5 million, was satisfied by offsetting the payables with existing receivables. The Company paid $4.5 million during fiscal 1992 in satisfaction of an additional portion of these notes.























                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

(1)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries (the
       Company). All material intercompany transactions and balances have been eliminated in consolidation.

       Revenue Recognition

       The Company manufactures equipment for sale or lease. Revenue from product sales is recognized at the time the hardware and software are shipped. The Company accepts memory in trade as consideration in certain revenue transactions. Revenue is recorded at the estimated net realizable value of the memory received plus the net cash received. If the memory is subsequently sold at a price in excess of the estimated net realizable value, the excess is recorded as revenue.
        Service and other revenues are recognized ratably over the contractual period or as the services are provided. Under certain equipment leases which qualify as sales type leases, the present value of noncancelable payments is currently included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales. The unearned interest is recognized over the noncancelable term of the lease. The
       Company has deferred revenue associated with the sale of certain products that have future performance obligations.

       For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life.

       License fees are amortized over the useful life of the technologies being licensed.

       Gains and Losses From Marketable Securities

       Marketable securities are carried at the lower of cost or market. All marketable securities were sold in fiscal 1993 and the gain on their sale of $2,527,000 was credited to other income.



                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)

(1)    Summary of Significant Accounting Policies - Continued

       Inventories

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                 1995               1994

       Raw materials                         $ 2,402,345        $ 2,192,939
       Work-in-process                           760,399            790,892
       Finished goods                          4,573,200          3,593,472
       Trade-in memory                         3,832,128          7,576,436

                                             $11,568,072        $14,153,739

       Property and Equipment

       The Company provides for depreciation and amortization on a straight-line basis to amortize the cost of property and equipment over their estimated useful lives as follows:

             Leasehold improvements          2-10 Years
             Machinery and equipment         3- 8 Years
             Furniture and fixtures          3- 8 Years
             Leased equipment                3- 5 Years

       Maintenance and repair items are charged to expense when incurred;
       renewals or betterments are capitalized.

       If property is sold or otherwise disposed of, the Company's policy is to remove the related cost and accumulated depreciation from the accounts and to include any resulting gain or loss in income.

       Net Income (Loss) Per Common Share

       Income (loss) per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents consist of dilutive stock options and warrants, in certain circumstances, under the modified treasury stock method.


                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)



(1)    Summary of Significant Accounting Policies - Continued


       Cash and Cash Equivalents

       Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.

       Stock Options and Employee Stock Purchase Plan

       Proceeds from the sale of newly issued stock to employees under the Company's stock option plans and Employee Stock Purchase Plan are credited to common stock to the extent of par value and the excess to capital in excess of par value. Income tax benefits attributable to stock options are credited to capital in excess of par value.

(2)    Business, Operations and Segment Information

       The Company is in the business of developing and manufacturing hardware and software for use with a variety of IBM computer systems.
       The Company's principal products include memory storage systems for large-scale IBM mainframe computers and storage subsystems for client server platforms.

       The Company sells its equipment to both end users and to distributors who, in turn, sell the equipment to their customers. The Company's principal customers operate in a wide variety of industries and in a broad geographical area. No single customer or distributor accounted for 10% or more of total sales in fiscal 1995 and fiscal 1994. During fiscal 1993, one customer accounted for 22% of total revenues. Export sales were less than 10% of total revenues in fiscal 1995 and 1993 and 17% in fiscal 1994.




                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)


(3)    Income Taxes

       Effective the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the Company must compute the impact upon its future income tax payments, using current tax rates, of temporary differences resulting from the difference in carrying amounts of assets and liabilities for tax and financial reporting purposes. SFAS 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax law change.

       Adopting SFAS 109 has not caused a significant change in the Company's provision for income taxes, reconciliation of the effective tax rate with the statutory rate or significant components of the income tax provision.

       The following table presents the components of income (loss) before income taxes:

                            1995               1994                1993

Domestic                $( 8,552,000)      $  262,000            $(2,415,000)

Foreign
                         ( 3,126,000)         770,000             (  887,000)

                        $ 11,678,000)      $1,032,000            $(3,302,000)









                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)


(3)    Income Taxes - Continued

       The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for 1995, 1994 and 1993:


                                         1995          1994          1993

       Provision (credit) at
       federal statutory
        rate                       $(3,970,000)   $   351,000    $(1,123,000)

       State tax provision
       (credit), net of federal
       tax benefit                 (   700,000)        43,000         33,000

       Foreign and other losses
       for which no benefits have
       been recorded                    973,000        147,000       302,000

       Change in valuation
       allowances                     1,976,000     (  250,000)        ----

       Other                        (    58,000)    (  151,000)    (  107,000)

                                    $(1,779,000)   $   442,000    $(  895,000)



       The 1995 tax benefit recognized is primarily for current federal and foreign tax refunds receivable.

       The 1994 provision includes a deferred provision of approximately
       $130,000, offset by a reduction of a previously established valuation allowance of approximately $250,000. The 1993 provision for income taxes is primarily for current Federal and state taxes.



                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)



(3)   Income Taxes - Continued

      Prepaid federal and state income taxes result primarily from reserves and expenses that are not currently deductible for income tax purposes and from certain revenues recognized for income tax purposes in advance of financial reporting recognition. Also included in prepaid taxes as of August 31, 1995 is approximately $6,500,000 of federal and foreign income taxes refundable as a result of taxable losses incurred during fiscal 1995, 1994 and 1993.

      The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 1995 and 1994 are as follows:

                                                 1995            1994

       Assets
       Reserves not currently deductible
             for tax purposes                  $ 1,290,000     $   448,000
       State tax net operating loss
             carryforward                          700,000          - - -
       Employee benefits                           152,000         124,000
       Other                                       166,000         133,000
             Total deferred tax assets         $ 2,308,000     $   705,000

       Liabilities
       Fixed asset basis difference            $(  145,000)    $(   96,000)
       Other                                    (  187,000)     (  304,000)
             Total deferred tax liabilities    $(  332,000)    $(  400,000)

       Net deferred tax asset                  $ 1,976,000     $   305,000
       Valuation allowance                      (1,976,000)         - - -
       Tax asset                               $         0     $   305,000

       Tax refunds receivable                    6,505,000       2,642,000

       Total tax asset                         $ 6,505,000     $ 2,947,000



                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995


                                (Continued)


(3)   Income Taxes - Continued

      The implementation of SFAS 109 requires the Company to consider the future realizability of deferred tax assets. Due to the uncertainty that the future tax benefits may be utilized, the Company has established a valuation allowance for the net deferred tax asset as of August 31, 1995. In fiscal 1994, the total of deferred tax assets, net of deferred tax liabilities, has been included with tax refunds receivable in prepaid taxes in the accompanying consolidated balance sheets.


(4)   Technology/Marketing Agreement

      During the second quarter of fiscal 1992, the Company acquired from EMC
      Corporation technology rights, inventory, and other assets associated with EMC's IBM 3090 and ES/9000, Model 9021 compatible mainframe memory products. The purchase price of $11,500,000 was paid in fiscal 1992 and 1993. The use of the technology is exclusive to Cambex for five years.


      The financial statement impact included the recording of inventory in the amount of $3,000,000, a marketing agreement in the amount of $7,500,000 and a technology license amounting to $1,000,000. The marketing agreement and technology license are being amortized over a five-year period. Annual amortization of $1,700,000 related to the technology license and marketing agreement was recognized as other expense in each of fiscal 1995, 1994 and 1993.


(5)   Notes Payable and Revolving Credit Agreement

      During fiscal 1993, the Company obtained an unsecured, revolving credit agreement with a bank for borrowings of up to $10,000,000 bearing interest at the prime rate plus one-half percent. The commitment fee is 3/8 of 1% per year on the unused portion. The Company is required to repay any borrowings under this revolving credit line on March 29, 1996. At August 31, 1995 and 1994, the Company had outstanding borrowings under this agreement of $3,850,000 and $3,900,000.


                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               AUGUST_31,_1995

                                (Continued)



(5)   Notes Payable and Revolving Credit Agreement - Continued


      The Revolving Credit Agreement (loans) includes covenants requiring the maintenance of minimum current ratio, ratio of liabilities to net worth, cash flow coverage and quarterly profitability. Further, the Agreement restricts the Company's ability to incur additional indebtedness, provide guarantees, enter into certain leases or sale/leaseback transactions, pledge or encumber certain assets, sell additional common stock or pay dividends.

      As of August 31, 1995, the Company was not in compliance with certain of the covenants included in the Revolving Credit Agreement relating to cash flows and profitability. The Company is negotiating with the bank to receive a waiver for all instances of noncompliance. In conjunction therewith, it is expected that the bank will obtain security, consisting of the Company's assets.

      The Company's debt consists of the following at August 31, 1995 and 1994:


                                                    1995          1994

      Revolving Credit Agreement,
      interest at prime plus one-
      half percent (9.25% at
      August 31, 1995 and 8.25%
      at August 31, 1994)                          $3,850,000     $3,900,000

      Obligations under capital leases             ----------     $  159,152

                                                   $3,850,000     $4,059,152







                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)

(6)   Commitments and Contingencies

      At August 31, 1995, the Company had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  1996              $  821,839
                  1997              $  813,912
                  1998              $  417,923
                  1999              $  381,924
                  2000-2003         $1,432,215
                                    $3,867,813

      Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $1,733,000 in fiscal 1995, $1,934,000 in 1994, and $1,668,000 in 1993.

      During the second quarter of fiscal 1993, the Company settled all outstanding disputes between the Company and Allen Myland, Inc. Since the receipt of certain marketable securities was related to the disputes, the $2,500,000 gain on the fiscal 1993 sales of these securities has been partially offset by a provision recorded in 1993 for the settlement.

      The Company is involved in certain legal proceedings arising in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition.

(7)   Stock Options and Warrants

      At August 31, 1995, the Company had two stock option plans for officers and certain employees under which 737,198 shares were reserved and options for 299,690 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options have a term of five or ten years and become exercisable in installments as determined by the Board of Directors.



                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)



(7)   Stock Options and Warrants - Continued

      Stock option activity for the three years ended August 31, 1995 was as follows:


      Option Shares                         Number             Option Price

      Outstanding at August 31, 1992         590,866         $ .25    -  $16.15

      Granted                                104,500          3.40    -   11.69
      Exercised, cancelled or
         expired                            (220,978)          .25    -   10.20
      Outstanding at August 31, 1993         474,388           .25    -   16.15

      Granted                                199,950          3.40    -    4.68
      Exercised, cancelled or
         expired                            ( 98,250)          .29    -   16.15
      Outstanding at August 31, 1994         576,088           .25    -   16.15

      Granted                                138,250          3.19    -   10.41
      Exercised, cancelled or
         expired                             (276,830)         .27    -   16.15
      Outstanding at August 31, 1995          437,508          .25    -   16.15


      As of August 31, 1995 and 1994, options for 145,138 and 249,028 shares were exercisable at aggregate option prices of $579,000 and $906,000, respectively.

      As of August 31, 1993, warrants to purchase 37,500 shares of common stock at $0.38 per share were outstanding and an equal number of shares were reserved for issuance. These warrants were exercised in fiscal 1994.




                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)



(8)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

      The Company has an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of the Company's pre-tax income, as defined. The provision for incentive bonus amounted to approximately $55,000, $138,000, and $191,000 in fiscal years 1995, 1994 and 1993, respectively.

      On September 1, 1988, the Company established the Cambex Corporation
      401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, the Company may provide matching contributions based on pre-established rates as determined by the Board of Directors. The
      Company provided approximately $400,000, and $500,000 in fiscal years
      1994 and 1993, respectively, for matching contributions. In fiscal
      1995, the Company recorded a net reversal of prior accruals of approximately $200,000. The Company's fiscal 1995, 1994, and 1993 contributions are in the form of Cambex common stock.

      The Company offers virtually no post-retirement benefits other than those provided under the Plan.


(9)   Employee Stock Purchase Plan

      On December 20, 1993, the Company established the Cambex Corporation
      Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. Under the Plan, employees may elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase
      Period. There are two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal
      1995, there were 94,440 shares issued under the Plan. At August 31, 1995, there were 62,650 shares reserved for issuance under the Plan.



                    CAMBEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 1995

                                (Continued)


(10)  Decline in Value of IBM Trade-In Memory

      During the third quarter of fiscal 1993, the Company was negatively impacted by adverse business conditions in the IBM 3090 mainframe market. The price erosion due to the mainframe industry slowdown during that period had a significant impact on resale values of IBM trade-in memory. During the fourth quarter of fiscal 1995, the Company was negatively impacted by the decreasing demand and rapidly declining prices in the ES/9000 mainframe memory market. Consequently, the Company wrote down the value of its IBM 3090 trade-in memory by $7,578,000 in fiscal 1993 and its ES/9000 trade-in memory by $4,647,000 in fiscal 1995, respectively, to levels that were expected to be realized in light of the changes in market conditions. These charges have been shown separately in the financial statements as "Decline in Value of IBM Trade-In Memory."























                                        CAMBEX CORPORATION AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE THREE YEARS ENDED AUGUST 31, 1995
                                                  Additions
                                                  Charged To
                                   Balance at     (Recovered                    Balance
                                    Beginning       From)       Writeoffs/       at End
                                     of Year        Income      Deductions      of Year
                                   -----------   -----------   ------------   -----------

YEAR ENDED AUGUST 31, 1993:

  Reserve for doubtful accounts    $  464,000    $  (90,000)   $   (50,000)   $  324,000




YEAR ENDED AUGUST 31, 1994:

  Reserve for doubtful accounts    $  324,000    $ (150,000)   $   (36,000)   $  138,000





YEAR ENDED AUGUST 31, 1995:

  Reserve for doubtful accounts    $  138,000    $    -        $    (3,000)   $  135,000








                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President             November 20, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of November 18, 1994.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President and Director
            (Principal Executive Officer)


By:   /s/   Sheldon M. Schenkler
            Sheldon M. Schenkler, Vice President of Finance
            (Principal Financial and Accounting Officer)


By:   /s/   Myron A. Angier
            Myron A. Angier, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C.V. Ramamoorthy
            C. V. Ramamoorthy, Director





                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed
Registration Statements on Form S-8 (file Nos. 2-77667 and 33-18072).


Boston, Massachusetts
November 20, 1995


































