Form 10-K/A
period 1995-08-31
CAMBEX CORP
filed 1995-12-01
CIK 16590

FORM 10-K-A
                              AMENDMENT NO. 1


The purpose of this Amendment No. 1 is to resubmit the Signature Page for the Form 10-K for Cambex Corporation.


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

             For the transition period                to


             Commission file number 0-6933

                                 CAMBEX CORPORATION
             (Exact name of registrant as specified in its charter)


Massachusetts                                    04 244 2959
(State or other                                  (I.R.S. Employer
jurisdiction of                                  Identification No.)
incorporation or
organization)

360 Second Avenue                                02154
Waltham, Massachusetts                           (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code:  617-890-6000

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



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of November 20, 1995.


By:    /s/   Joseph F. Kruy
             Joseph F. Kruy, Chairman of the Board, President and Director
             (Principal Executive Officer)


By:    /s/   Sheldom M. Schenkler
             Sheldon M. Schenkler, Vice President of Finance
             (Principal Financial and Accounting Officer)


By:    /s/   Robert J. Spain
             Robert J. Spain, Director


By:    /s/   Philip C. Hankins
             Philip C. Hankins, Director


By:    /s/   C. V. Ramamoorthy
             C. V. Ramamoorthy, Director


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:       /s/Sheldon M. Schenkler
          Sheldon M. Schenkler, Vice President of Finance
          (Principal Financial and Accounting Officer)

          December 1, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Company and in the capacities indicated as of December 1, 1995.



By:       /s/ Sheldon M. Schenkler
          Sheldon M. Schenkler, Vice President of Finance
          (Principal Financial and Accounting Officer)


