Form 10-Q
period 1995-12-02
CAMBEX CORP
filed 1996-01-16
CIK 16590

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549


                Quarterly Report Under Section 13 Or 15(d)
                  Of The Securities Exchange Act Of 1934



For Quarter Ended: December 2, 1995        Commission File No:0-6933


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

             Yes   X                       No

                                       CAMBEX CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 2, 1995 AND AUGUST 31, 1995
                                                   (UNAUDITED)

                                                      ASSETS

                                                                     DECEMBER 2,               AUGUST 31,
                                                                        1995                      1995
                                                                    -------------             -------------
CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                                       $   2,620,588             $   3,246,353

   ACCOUNTS RECEIVABLE, LESS RESERVES OF
     $135,000 ON DECEMBER 2, 1995 AND
     $135,000 ON AUGUST 31, 1995                                       2,834,916                 5,144,976

   CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
     NET OF UNEARNED INTEREST INCOME OF $33,000 ON
     DECEMBER 2, 1995 AND $38,000 ON AUGUST 31, 1995                     405,998                   445,214

   INVENTORIES                                                        11,175,814                11,568,072

   PREPAID TAXES                                                       6,350,147                 6,505,029

   PREPAID EXPENSES                                                      160,255                   242,881
                                                                   --------------            --------------
      TOTAL CURRENT ASSETS                                         $  23,547,718             $  27,152,525
                                                                   --------------            --------------
LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
   OF UNEARNED INTEREST INCOME OF $21,000 ON
   DECEMBER 2, 1995 AND $27,000 ON AUGUST 31, 1995                 $     392,196             $     477,030

LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
   DEPRECIATION OF $233,000 ON DECEMBER 2, 1995
   AND $193,000 ON AUGUST 31, 1995                                 $     312,188             $     351,768

PROPERTY AND EQUIPMENT, AT COST:

   MACHINERY AND EQUIPMENT                                         $   7,255,633             $   7,221,473
   FURNITURE AND FIXTURES                                                281,706                   266,612
   LEASEHOLD IMPROVEMENTS                                                606,454                   606,454
                                                                   --------------            --------------
                                                                   $   8,143,793             $   8,094,539

   LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    6,660,598                 6,495,460
                                                                   --------------            --------------
      NET PROPERTY AND EQUIPMENT                                   $   1,483,195             $   1,599,079

OTHER ASSETS
      TECHNOLOGY LICENSE/MARKETING AGREEMENT,
        NET OF ACCUMULATED AMORTIZATION OF $6,517,000
        ON DECEMBER 2, 1995 AND $6,092,000 ON AUGUST 31, 1995      $   1,983,338             $   2,408,339
      OTHER                                                               37,880                    37,895
                                                                   --------------            --------------
  TOTAL ASSETS                                                     $  27,756,515             $  32,026,636
                                                                   ==============            ==============
                                                       -2-

                                    CAMBEX CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 2, 1995 AND AUGUST 31, 1995
                                                (UNAUDITED)

                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                       DECEMBER 2,            AUGUST 31,
                                                                           1995                  1995
                                                                      -------------         --------------
CURRENT LIABILITIES:

  REVOLVING CREDIT AGREEMENT                                          $  3,000,000          $   3,850,000

  ACCOUNTS PAYABLE                                                       4,597,724              5,633,185

  OBLIGATIONS FOR TRADE-IN MEMORY                                        1,939,657              2,712,317

  ACCRUED EXPENSES                                                       3,923,292              4,081,224
                                                                      -------------         --------------
     TOTAL CURRENT LIABILITIES                                        $ 13,460,673          $  16,276,726
                                                                      -------------         --------------

DEFERRED REVENUE                                                      $    906,610          $   1,323,417

STOCKHOLDERS' INVESTMENT:

  PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
    AUTHORIZED - 3,000,000 SHARES
    ISSUED - NONE                                                               --                     --

  COMMON STOCK, $.10 PAR VALUE PER SHARE -
     AUTHORIZED -   25,000,000 SHARES
     ISSUED  -  10,450,287 SHARES ON DECEMBER 2, 1995 AND
                10,420,283 SHARES ON AUGUST 31, 1995                  $  1,045,029          $   1,042,028

  CAPITAL IN EXCESS OF PAR VALUE                                        15,400,195             15,161,980

  CUMULATIVE TRANSLATION ADJUSTMENT                                        320,837                247,614

  RETAINED EARNINGS (DEFICIT)                                           (2,522,063)            (1,170,363)

  LESS - COST OF SHARES HELD IN TREASURY -
         1,534,356 ON DECEMBER 2, 1995 AND
         1,534,356 ON AUGUST 31, 1995                                     (854,766)              (854,766)
                                                                      -------------         --------------
  TOTAL STOCKHOLDERS' INVESTMENT                                      $ 13,389,232          $  14,426,493
                                                                      -------------         --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 27,756,515          $  32,026,636
                                                                      =============         ==============


                                                      -3-

                                           CAMBEX CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF INCOME
                                               FOR THE THREE MONTHS ENDED
                                          DECEMBER 2, 1995 AND DECEMBER 3, 1994
                                                       (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED


                                           DECEMBER 2,         DECEMBER 3,
                                               1995                1994
                                          ------------         ------------

REVENUES                                  $ 7,580,672         $ 10,166,732

COST OF SALES                               3,987,346            5,417,153
                                          ------------        -------------
GROSS PROFIT                              $ 3,593,326         $  4,749,579

OPERATING EXPENSES:

  RESEARCH AND DEVELOPMENT                $ 1,280,306         $  1,487,665
  SELLING                                   2,372,995            1,972,331
  GENERAL AND ADMINISTRATIVE                  772,095              615,971
                                          ------------        -------------
                                          $ 4,425,396         $  4,075,967
                                          ------------        -------------

OPERATING INCOME (LOSS)                   $  (832,070)        $    673,612


OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                        $   (69,694)        $    (62,867)
  INTEREST INCOME                              34,365               27,445
  OTHER INCOME (EXPENSE)                     (474,301)            (377,124)
                                          ------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES         $(1,341,700)        $    261,066

  PROVISION FOR INCOME TAXES              $    10,000         $    105,000
                                          ------------        -------------
NET INCOME (LOSS)                         $(1,351,700)        $    156,066
                                          ============        =============

NET INCOME (LOSS) PER COMMON SHARE        $    (0.15)         $       0.02
                                          ============        =============
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING               8,915,000            8,625,000


                                                      -4-

                                  CAMBEX CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED
                                        DECEMBER 2, 1995 AND DECEMBER 3, 1994

                                                                           FOR THE THREE MONTHS ENDED
                                                                         DECEMBER 2,       DECEMBER 3,
                                                                             1995             1994
                                                                        ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $ (1,351,700)    $     156,066
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                                         $    629,719     $     676,294
  Amortization of prepaid expenses                                             7,407             7,712
 Common stock issued in lieu of cash                                          22,610                --
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable                             2,310,060          (374,520)
    Decrease (increase) in inventory                                         392,258        (5,395,493)
    Decrease in investment in sales-type leases                              124,050           111,141
    Decrease in prepaid taxes                                                154,882            51,208
    Decrease (increase) in prepaid expenses                                   75,219           228,110
    Decrease in other assets                                                      15                16
    Increase (decrease) in accounts payable                               (1,035,461)          654,317
    Increase (decrease) in obligations for trade-in memory                  (772,660)          893,250
    Decrease in accrued liabilities                                         (157,932)         (647,832)
    Increase (decrease) in deferred revenue                                 (416,807)           42,022

                                                                        -------------     -------------
      Total adjustments                                                 $  1,333,360     $  (3,753,775)
                                                                        -------------     -------------
      Net cash used in operating activities                             $    (18,340)    $  (3,597,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Equipment                                                     (49,254)         (316,307)
                                                                         ------------     -------------
      Net cash used in investing activities                             $    (49,254)    $    (316,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                             $         --     $     (67,078)
  Proceeds from sale of common stock                                         218,606             1,656
  Net borrowings (repayments) under revolving credit agreement              (850,000)         (600,000)
                                                                        -------------     -------------
    Net cash used in financing activities                               $   (631,394)    $    (665,422)

  Effect of exchange rate changes on cash                                     73,223            37,238
                                                                         ------------     -------------
Net decrease in cash and cash equivalents                               $   (625,765)    $  (4,542,200)

Cash and cash equivalents at beginning of period                        $  3,246,353     $   6,126,289
                                                                        -------------     -------------
Cash and cash equivalents at end of period                              $  2,620,588     $   1,584,089
                                                                        =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                            $     69,694     $      62,867
    Income Taxes                                                              17,697             9,245

                                                             -5-

                                FORM 10-Q

                   CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended: December 2, 1995        Commission File No.0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 2,           August 31,
                                     1995                  1995

       Raw materials              $ 2,708,854           $ 2,402,345
       Work-in-process              1,237,569               760,399
       Finished goods               5,914,335             4,573,200
       Trade-in memory              1,315,056             3,832,128

                                  $11,175,814           $11,568,072

                                FORM 10-Q

                   CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended: December 2, 1995        Commission File No.0-6933


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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the first quarter of fiscal 1996 decreased 25% from the first quarter of fiscal 1995 due principally to decreased sales of the Company's STOR/9000 memory products for the IBM ES/9000 computers.

              Operating expenses for the first quarter of fiscal 1996 increased 9% from the first quarter of fiscal 1995. Selling and general and administrative expenses increased 22% due to expansion in Europe. Research and development expenses decreased 14% due to completion of major projects in fiscal 1995.

              Other expense in the first quarter of fiscal 1996 and fiscal 1995 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement.

              Accounts receivable decreased due to a lower volume of sales.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

              As reported in the Company's latest annual report on Form 10-K for the fiscal year ended August 31, 1995, the Company is continuing to negotiate with the bank to receive a waiver for certain provisions of the Revolving Credit Agreement with which the Company was not in compliance as of August 31, 1995 and December 2, 1995.

                                FORM 10-Q

                   CAMBEX CORPORATION AND SUBSIDIARIES


For Quarter Ended: December 2, 1995          Commission File No.0-6933



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




Dated:        January 16, 1996