Form 10-QT
period 1995-12-02
CAMBEX CORP
filed 1996-02-14
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                Transition Report Under Section 13 Or 15(d)
                   Of The Securities Exchange Act Of 1934



For The Transition Period From:
September 1, 1995 to December 31, 1995        Commission File No: 0-6933



                             CAMBEX CORPORATION

           (Exact name of registrant as specified in its charter)



       Massachusetts                          04-244-2959

       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)


                 360 Secone Avenue, Waltham, Massachusetts

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

             Yes   X                          No

                                               CAMBEX CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1995 AND AUGUST 31, 1995
                                                           (UNAUDITED)

                                                              ASSETS


                                                                            DECEMBER 31,               AUGUST 31,
                                                                                1995                      1995
                                                                            -------------             -------------
        CURRENT ASSETS:

           CASH AND CASH EQUIVALENTS                                       $     588,322             $   3,246,353


           ACCOUNTS RECEIVABLE, LESS RESERVES OF
             $136,000 ON DECEMBER 31, 1995 AND
             $135,000 ON AUGUST 31, 1995                                       2,628,778                 5,144,976

           CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
             NET OF UNEARNED INTEREST INCOME OF $31,000 ON
             DECEMBER 31, 1995 AND $38,000 ON AUGUST 31, 1995                    393,284                   445,214

           INVENTORIES                                                        12,030,324                11,568,072

           PREPAID TAXES                                                       6,388,659                 6,505,029

           PREPAID EXPENSES                                                      178,991                   242,881
                                                                           --------------            --------------
              TOTAL CURRENT ASSETS                                         $  22,208,358             $  27,152,525
                                                                           --------------            --------------
        LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
           OF UNEARNED INTEREST INCOME OF $19,000 ON
           DECEMBER 31, 1995 AND $27,000 ON AUGUST 31, 1995                $     362,992             $     477,030

        LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
           DEPRECIATION OF $245,000 ON DECEMBER 31, 1995
           AND $193,000 ON AUGUST 31, 1995                                 $     300,174             $     351,768

        PROPERTY AND EQUIPMENT, AT COST:

           MACHINERY AND EQUIPMENT                                         $   7,257,673             $   7,221,473
           FURNITURE AND FIXTURES                                                303,428                   266,612
           LEASEHOLD IMPROVEMENTS                                                606,454                   606,454
                                                                           --------------            --------------
                                                                           $   8,167,555             $   8,094,539

           LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    6,706,326                 6,495,460
                                                                           --------------            --------------
              NET PROPERTY AND EQUIPMENT                                   $   1,461,229             $   1,599,079

        OTHER ASSETS
              TECHNOLOGY LICENSE/MARKETING AGREEMENT,
                NET OF ACCUMULATED AMORTIZATION OF $6,658,000
                ON DECEMBER 31, 1995 AND $6,092,000 ON AUGUST 31, 1995     $   1,841,671             $   2,408,339
              OTHER                                                               37,875                    37,895
                                                                           --------------            --------------
          TOTAL ASSETS                                                     $  26,212,299             $  32,026,636
                                                                           ==============            ==============


                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1995 AND AUGUST 31, 1995
                                                        (UNAUDITED)

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                        DECEMBER 31,           AUGUST 31,
                                                                            1995                  1995
                                                                       -------------         --------------
        CURRENT LIABILITIES:

          REVOLVING CREDIT AGREEMENT                                   $  3,200,000          $   3,850,000

          ACCOUNTS PAYABLE                                                4,538,852              5,633,185

          OBLIGATIONS FOR TRADE-IN MEMORY                                 1,939,657              2,712,317

          ACCRUED EXPENSES                                                3,717,691              4,081,224
                                                                       -------------         --------------
             TOTAL CURRENT LIABILITIES                                 $ 13,396,200          $  16,276,726
                                                                       -------------         --------------

        DEFERRED REVENUE                                               $    917,087          $   1,323,417

        STOCKHOLDERS' INVESTMENT:

          PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
            AUTHORIZED - 3,000,000 SHARES
            ISSUED - NONE                                                        --                     --

          COMMON STOCK, $.10 PAR VALUE PER SHARE -
             AUTHORIZED -   25,000,000 SHARES
             ISSUED  -  10,452,987 SHARES ON DECEMBER 31, 1995 AND
                        10,420,283 SHARES ON AUGUST 31, 1995           $  1,045,299          $   1,042,028

          CAPITAL IN EXCESS OF PAR VALUE                                 15,446,004             15,161,980

          CUMULATIVE TRANSLATION ADJUSTMENT                                 287,763                247,614

          RETAINED EARNINGS (DEFICIT)                                    (4,025,288)            (1,170,363)

          LESS - COST OF SHARES HELD IN TREASURY -
                 1,534,356 ON DECEMBER 31, 1995 AND
                 1,534,356 ON AUGUST 31, 1995                              (854,766)              (854,766)
                                                                       -------------         --------------
          TOTAL STOCKHOLDERS' INVESTMENT                               $ 11,899,012          $  14,426,493
                                                                       -------------         --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $ 26,212,299          $  32,026,636
                                                                       =============         ==============


                                                            -3-

                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                     FOR THE FOUR MONTHS ENDED
                                               DECEMBER 31, 1995 AND DECEMBER 31, 1994
                                                            (UNAUDITED)

                                                   FOR THE FOUR MONTHS ENDED


                                                DECEMBER 31,        DECEMBER 31,
                                                    1995                1994
                                               ------------         ------------

     REVENUES                                  $ 8,509,026         $ 11,549,005

     COST OF SALES                               5,029,670            6,388,332
                                               ------------        -------------
     GROSS PROFIT                              $ 3,479,356         $  5,160,673


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $ 1,659,480         $  1,878,439
       SELLING                                   3,156,471            2,658,919
       GENERAL AND ADMINISTRATIVE                  916,718              849,779
                                               ------------        -------------
                                               $ 5,732,669         $  5,387,137
                                               ------------        -------------

     OPERATING INCOME (LOSS)                   $(2,253,313)        $   (226,464)


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (92,726)        $    (91,312)
       INTEREST INCOME                              43,217               32,537
       OTHER INCOME (EXPENSE)                     (549,103)            (484,415)
                                               ------------        -------------
     INCOME (LOSS) BEFORE INCOME TAXES         $(2,851,925)        $   (769,654)

     CREDIT (PROVISION) FOR INCOME TAXES       $    (3,000)        $    300,000
                                               ------------        -------------
     NET INCOME (LOSS)                         $(2,854,925)        $   (469,654)
                                               ============        =============


     NET INCOME (LOSS) PER COMMON SHARE        $    (0.32)         $     (0.05)
                                               ============        =============
     WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING               8,920,000            8,625,000


                                              CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE FOUR MONTHS ENDED
                                             DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                                                           FOR THE FOUR MONTHS ENDED
                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             1995             1994
                                                                        ------------      -------------


     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                  $ (2,854,925)    $    (469,654)
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
       Depreciation and amortization                                    $    829,128     $     896,760
       Amortization of prepaid expenses                                        9,383            10,284
       Common stock issued in lieu of cash                                    22,610                --
       Change in assets and liabilities:
         Decrease in accounts receivable                                   2,516,198         1,124,999
         Decrease (increase) in inventory                                   (462,252)       (6,405,522)
         Decrease in investment in sales-type leases                         165,968           145,113
         Decrease (increase) in prepaid taxes                                116,370          (480,637)
         Decrease in prepaid expenses                                         54,507           226,838
         Decrease in other assets                                                 20                16
         Increase (decrease) in accounts payable                          (1,094,333)        1,290,492
         Increase (decrease) in obligations for trade-in memory             (772,660)          863,250
         Decrease in accrued liabilities                                    (363,533)         (371,519)
         Increase (decrease) in deferred revenue                            (406,330)           42,022

                                                                        -------------     -------------
           Total adjustments                                            $    615,076     $  (2,657,904)
                                                                        -------------     -------------
           Net cash used in operating activities                        $ (2,239,849)    $  (3,127,558)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                (73,016)         (382,611)
                                                                         ------------     -------------
           Net cash used in investing activities                        $    (73,016)    $    (382,611)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                        $         --     $    (112,356)
       Proceeds from sale of common stock                                    264,685             2,676
       Net borrowings (repayments) under revolving credit agreement         (650,000)         (600,000)
                                                                        -------------     -------------
         Net cash used in financing activities                          $   (385,315)    $    (709,680)

       Effect of exchange rate changes on cash                                40,149            37,238
                                                                         ------------     -------------
     Net decrease in cash and cash equivalents                          $ (2,658,031)    $  (4,182,611)

     Cash and cash equivalents at beginning of period                   $  3,246,353     $   6,126,289
                                                                        -------------     -------------
     Cash and cash equivalents at end of period                         $    588,322     $   1,943,678
                                                                        =============     =============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                       $     92,096     $      91,312
         Income Taxes                                                         19,947            11,895


                                                                       -5-

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES

For The Transition Period From:
September 1, 1995 to December 31, 1995       Commission File No: 0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 31,          August 31,
                                       1995                1995

       Raw materials              $ 2,600,433           $ 2,402,345
       Work-in-process              1,017,749               760,399
       Finished goods               7,097,086             4,573,200
       Trade-in memory              1,315,056             3,832,128

                                  $12,030,324           $11,568,072

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES

For The Transition Period From:
September 1, 1995 to December 31, 1995         Commission File: 0-6933

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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the four months ended December 31, 1995 decreased 26% from the comparable four months of the prior year due principally to decreased sales of the Company's STOR/9000 memory products for the IBM ES/9000 computers.

              Operating expenses for the four months ended December 31, 1995 increased 6% from the comparable four months of the prior year. Selling and general and administrative expenses increased 16% due to expansion in Europe. Research and development expenses decreased 12% due to completion of major projects in fiscal 1995.

              Other expense in the four months ended December 31, 1995 and December 31, 1994 included approximately $567,000 in amortization expenses relating to the Company's technology license/marketing agreement.

              Accounts receivable decreased due to a lower volume of sales.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

              As reported in the Company's latest annual report on Form 10-K for the fiscal year ended August 31, 1995, the Company is continuing to negotiate with the bank to receive a waiver for certain provisions of the Revolving Credit Agreement with which the Company was not in compliance as of August 31, 1995 and December 31, 1995.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Transition Period From:
September 1, 1995 to December 31, 1995        Commission File: 0-6933





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




Dated:        February 14, 1996