Form 10-Q
period 1996-03-30
CAMBEX CORP
filed 1996-05-08
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                 Quarterly Report Under Section 13 Or 15(d)
                   Of The Securities Exchange Act Of 1934



For the Quarter Ended:   March 30, 1996          Commission File No:0-6933



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

             Yes   X                             No

                                            CAMBEX CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                         MARCH 30, 1996 AND DECEMBER 31, 1995
                                                             (UNAUDITED)

                                                              ASSETS


                                                                              MARCH 30,               DECEMBER 31,
                                                                                1996                      1995
                                                                            -------------             -------------
        CURRENT ASSETS:

           CASH AND CASH EQUIVALENTS                                       $   1,881,512             $     588,322


           ACCOUNTS RECEIVABLE, LESS RESERVES OF
             $135,000 ON MARCH 30, 1996 AND
             $136,000 ON DECEMBER 31, 1995                                     3,056,205                 2,628,778

           CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
             NET OF UNEARNED INTEREST INCOME OF $39,000 ON
             MARCH 30, 1996 AND $31,000 ON DECEMBER 31, 1995                     296,255                   393,284

           INVENTORIES                                                        10,583,542                12,030,324

           PREPAID TAXES                                                       6,388,377                 6,388,659

           PREPAID EXPENSES                                                      160,280                   178,991
                                                                           --------------            --------------
              TOTAL CURRENT ASSETS                                         $  22,366,171             $  22,208,358
                                                                           --------------            --------------
        LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
           OF UNEARNED INTEREST INCOME OF $16,000 ON
           MARCH 30, 1996 AND $19,000 ON DECEMBER 31, 1995                 $     341,275             $     362,992

        LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
           DEPRECIATION OF $166,000 ON MARCH 30, 1996
           AND $245,000 ON DECEMBER 31, 1995                               $     278,428             $     300,174

        PROPERTY AND EQUIPMENT, AT COST:

           MACHINERY AND EQUIPMENT                                         $   7,329,510             $   7,257,673
           FURNITURE AND FIXTURES                                                297,517                   303,428
           LEASEHOLD IMPROVEMENTS                                                606,454                   606,454
                                                                           --------------            --------------
                                                                           $   8,233,481             $   8,167,555

           LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    6,869,534                 6,706,326
                                                                           --------------            --------------
              NET PROPERTY AND EQUIPMENT                                   $   1,363,947             $   1,461,229

        OTHER ASSETS
              TECHNOLOGY LICENSE/MARKETING AGREEMENT,
                NET OF ACCUMULATED AMORTIZATION OF $7,083,000
                ON MARCH 30, 1996 AND $6,658,000 ON DECEMBER 31, 1995      $   1,416,670             $   1,841,671
              OTHER                                                               37,860                    37,875
                                                                           --------------            --------------
          TOTAL ASSETS                                                     $  25,804,351             $  26,212,299
                                                                           ==============            ==============


                                               CONSOLIDATED BALANCE SHEETS
                                         MARCH 30, 1996 AND DECEMBER 31, 1995
                                                            (UNAUDITED)

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                             MARCH 30,            DECEMBER 31,
                                                                                   1996                  1995
                                                                              -------------         --------------
        CURRENT LIABILITIES:

          REVOLVING CREDIT AGREEMENT                                          $  3,200,000          $   3,200,000

          ACCOUNTS PAYABLE                                                       4,799,057              4,538,852

          OBLIGATIONS FOR TRADE-IN MEMORY                                        2,153,767              1,939,657

          ACCRUED EXPENSES                                                       3,628,092              3,717,691
                                                                              -------------         --------------
             TOTAL CURRENT LIABILITIES                                        $ 13,780,916          $  13,396,200
                                                                              -------------         --------------

        DEFERRED REVENUE                                                      $  1,036,547          $     917,087

        STOCKHOLDERS' INVESTMENT:

          PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
            AUTHORIZED - 3,000,000 SHARES
            ISSUED - NONE                                                               --                     --

          COMMON STOCK, $.10 PAR VALUE PER SHARE -
             AUTHORIZED -   25,000,000 SHARES
             ISSUED  -  10,478,470 SHARES ON MARCH 30, 1996 AND
                        10,452,987 SHARES ON DECEMBER 31, 1995                $  1,047,885          $   1,045,299

          CAPITAL IN EXCESS OF PAR VALUE                                        15,584,063             15,446,004

          CUMULATIVE TRANSLATION ADJUSTMENT                                        223,027                287,763

          RETAINED EARNINGS (DEFICIT)                                           (5,013,321)            (4,025,288)

          LESS - COST OF SHARES HELD IN TREASURY -
                 1,534,356 ON MARCH 30, 1996 AND
                 1,534,356 ON DECEMBER 31, 1995                                   (854,766)              (854,766)
                                                                              -------------         --------------
          TOTAL STOCKHOLDERS' INVESTMENT                                      $ 10,986,888          $  11,899,012
                                                                              -------------         --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 25,804,351          $  26,212,299
                                                                              =============         ==============


                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                     FOR THE THREE MONTHS ENDED
                                                  MARCH 30, 1996 AND MARCH 4, 1995
                                                            (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED


                                                 MARCH 30,            MARCH 4,
                                                    1996                1995
                                               ------------         ------------

     REVENUES                                  $ 8,019,681         $ 10,511,618

     COST OF SALES                               4,481,745            5,892,428
                                               ------------        -------------
     GROSS PROFIT                              $ 3,537,936         $  4,619,190


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $ 1,166,448         $  1,673,059
       SELLING                                   2,042,147            2,136,905
       GENERAL AND ADMINISTRATIVE                  699,993              703,940
                                               ------------        -------------
                                               $ 3,908,588         $  4,513,904
                                               ------------        -------------

     OPERATING INCOME (LOSS)                   $  (370,652)        $    105,286


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (70,255)        $    (76,854)
       INTEREST INCOME                              26,464               18,888
       OTHER INCOME (EXPENSE)                     (573,590)             211,724
                                               ------------        -------------
     INCOME (LOSS) BEFORE INCOME TAXES         $  (988,033)        $    259,044

     CREDIT (PROVISION) FOR INCOME TAXES       $     -             $   (103,000)
                                               ------------        -------------
     NET INCOME (LOSS)                         $  (988,033)        $    156,044
                                               ============        =============
     NET INCOME (LOSS) PER COMMON SHARE        $    (0.11)         $       0.02
                                               ============        =============
     WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING               8,940,000            8,675,000


                                                             -4-

                                              CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE THREE MONTHS ENDED
                                               MARCH 30, 1996 AND MARCH 4, 1995

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                    MARCH 30,         MARCH 4,
                                                                                       1996             1995
                                                                                ------------      -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                            $   (988,033)    $     156,044
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation and amortization                                              $    614,403     $     660,342
       Amortization of prepaid expenses                                                  7,037             7,712
       Common stock issued in lieu of cash                                             110,938           365,148
       Change in assets and liabilities:
         Increase in accounts receivable                                              (427,427)       (1,281,438)
         Decrease in inventory                                                       1,446,782         1,239,058
         Decrease in investment in sales-type leases                                   118,746           102,562
         Decrease in prepaid taxes                                                         282           805,407
         Decrease (increase) in prepaid expenses                                        11,674          (107,715)
         Decrease in other assets                                                           15                16
         Increase in accounts payable                                                  260,205           235,532
         Increase in obligations for trade-in memory                                   214,110           315,000
         Decrease in accrued liabilities                                               (89,599)       (1,420,771)
         Increase in deferred revenue                                                  119,460           659,876

                                                                                  -------------     -------------
           Total adjustments                                                      $  2,386,626     $   1,580,729
                                                                                  -------------     -------------
           Net cash provided by operating activities                              $  1,398,593     $   1,736,773

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                          (70,374)          (85,649)
                                                                                   ------------     -------------
           Net cash used in investing activities                                  $    (70,374)    $     (85,649)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                                  $        - -     $     (68,200)
       Proceeds from sale of common stock                                               29,707             1,021
       Net borrowings (repayments) under revolving credit agreement                        - -        (1,000,000)
                                                                                  -------------     -------------
         Net cash provided by (used in) financing activities                      $     29,707     $  (1,067,179)

       Effect of exchange rate changes on cash                                         (64,736)          (30,122)
                                                                                   ------------     -------------
     Net increase in cash and cash equivalents                                    $  1,293,190     $     553,823

     Cash and cash equivalents at beginning of period                             $    588,322     $   1,584,089
                                                                                  -------------     -------------
     Cash and cash equivalents at end of period                                   $  1,881,512     $   2,137,912
                                                                                  =============     =============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                                 $     70,255     $     100,346
         Income Taxes                                                                      - -             4,758

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  March 30, 1996           Commission File No:0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  March 30,             December 31,
                                    1996                    1995

       Raw materials              $1,985,191            $ 2,600,433
       Work-in-process             1,111,712              1,017,749
       Finished goods              5,619,139              7,097,086
       Trade-in memory             1,867,500              1,315,056

                                  $10,583,542           $12,030,324

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 30, 1996             Commission File: 0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the three months ended March 30, 1996 decreased 24% from the comparable three months of the prior year due principally to decreased sales of the Company's client/server products.

              Operating expenses for the three months ended March 30, 1996 decreased 13% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place. Research and development expenses decreased 30% due to completion of major projects in fiscal 1995.

              Other expense for the three months ended March 30, 1996 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement. Other income (expense) in the three months ended March 4, 1995, included a reversal of an overaccrual of the Company match on the Company's 401(k) profit sharing retirement plan of $400,000, favorable European exchange rates of $150,000 and sale of excess inventory of $75,000, partially offset by $425,000 in amortization expenses relating to the Company's technology license/marketing agreement.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 30, 1996             Commission File: 0-6933



Notes & Comments (Continued):


              Subsequent to the end of the first quarter, the Company agreed with its Bank to extend and modify its Revolving Credit Agreement dated April 15, 1993, as amended as of August 31, 1994. Under the terms of the Modification Agreement, the current loan, which was $3,200,000 as of the end of the first quarter, is termed out as follows: After an initial payment of $320,000, the Company will pay $120,000 monthly for a period of twenty-four months. When the Company receives its anticipated tax refund from the Internal Revenue Service for the fiscal years 1991 to 1994, the Company will apply such refund against the loan principal, thereby reducing the term out period.

              Interest on the indebtedness will be paid monthly at the aggregate of the Bank's Base Rate, approximately the "Prime Rate", plus one percent, currently aggregating to 9.25%.

              The Company granted to its Bank a security interest in the Company's accounts receivable, inventory and general intangibles.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  March 30, 1996            Commission File: 0-6933



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




Dated:        May 8, 1996