Form 10-Q
period 1996-06-29
CAMBEX CORP
filed 1996-08-12
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                 Quarterly Report Under Section 13 Or 15(d)
                Of The Securities Exchange Act Of 1934



For the Quarter Ended: June 29, 1996            Commission File No: 0-6933



                             CAMBEX CORPORATION

           (Exact name of registrant as specified in its charter)



       Massachusetts                            04-244-2959

       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)


                 360 Second Avenue, Waltham, Massachusetts

                  (Address of principal executive offices)


                                   02154

                                 (Zip Code)


Registrant's telephone number, including area code:  (617)-890-6000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                         No

                                               CAMBEX CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                              JUNE 29, 1996 AND DECEMBER 31, 1995
                                                             (UNAUDITED)

                                                              ASSETS


                                                                              JUNE 29,                DECEMBER 31,
                                                                                          1996                      1995
                                                                            -------------             -------------
        CURRENT ASSETS:

           CASH AND CASH EQUIVALENTS                                       $   3,029,573             $     588,322

        ACCOUNTS RECEIVABLE, LESS RESERVES OF
             $135,000 ON JUNE 29, 1996 AND
             $136,000 ON DECEMBER 31, 1995                                     1,846,783                 2,628,778

           CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
             NET OF UNEARNED INTEREST INCOME OF $29,000 ON
             JUNE 29, 1996 AND $31,000 ON DECEMBER 31, 1995                      370,913                   393,284

           INVENTORIES                                                        11,825,169                12,030,324

           PREPAID TAXES                                                       4,130,731                 6,388,659

           PREPAID EXPENSES                                                      171,361                   178,991
                                                                           --------------            --------------
              TOTAL CURRENT ASSETS                                         $  21,374,530             $  22,208,358
                                                                           --------------            --------------
        LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
           OF UNEARNED INTEREST INCOME OF $28,000 ON
           JUNE 29, 1996 AND $19,000 ON DECEMBER 31, 1995                  $     378,245             $     362,992

        LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
           DEPRECIATION OF $192,000 ON JUNE 29, 1996
           AND $245,000 ON DECEMBER 31, 1995                               $     252,234             $     300,174

        PROPERTY AND EQUIPMENT, AT COST:

           MACHINERY AND EQUIPMENT                                         $   7,374,126             $   7,257,673
           FURNITURE AND FIXTURES                                                308,033                   303,428
           LEASEHOLD IMPROVEMENTS                                                608,654                   606,454
                                                                           --------------            --------------
                                                                           $   8,290,813             $   8,167,555

           LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,034,611                 6,706,326
                                                                           --------------            --------------
              NET PROPERTY AND EQUIPMENT                                   $   1,256,202             $   1,461,229

        OTHER ASSETS
              TECHNOLOGY LICENSE/MARKETING AGREEMENT,
                NET OF ACCUMULATED AMORTIZATION OF $7,508,000
               ON JUNE 29, 1996 AND $6,658,000 ON DECEMBER 31, 1995        $     991,669             $   1,841,671
              OTHER                                                               37,845                    37,875
                                                                           --------------            --------------
          TOTAL ASSETS                                                     $  24,290,725             $  26,212,299
                                                                           ==============            ==============


                                                               -2-

                                                    CONSOLIDATED BALANCE SHEETS
                                                JUNE 29, 1996 AND DECEMBER 31, 1995
                                                            (UNAUDITED)

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                                JUNE 29,             DECEMBER 31,
                                                                                   1996                  1995
                                                                              -------------         --------------
        CURRENT LIABILITIES:

          REVOLVING CREDIT AGREEMENT                                          $  1,440,000          $   3,200,000

          ACCOUNTS PAYABLE                                                       3,942,694              4,538,852

          OBLIGATIONS FOR TRADE-IN MEMORY                                        1,693,748              1,939,657

          ACCRUED EXPENSES                                                       3,690,408              3,717,691
                                                                              -------------         --------------
             TOTAL CURRENT LIABILITIES                                        $ 10,766,850          $  13,396,200
                                                                              -------------         --------------

        REVOLVING CREDIT AGREEMENT                                            $  1,200,000          $          --

        DEFERRED REVENUE                                                      $  1,150,793          $     917,087

        STOCKHOLDERS' INVESTMENT:

          PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
            AUTHORIZED - 3,000,000 SHARES
            ISSUED - NONE                                                               --                     --

          COMMON STOCK, $.10 PAR VALUE PER SHARE -
             AUTHORIZED -   25,000,000 SHARES
             ISSUED  -  10,546,375 SHARES ON JUNE 29, 1996 AND
                        10,452,987 SHARES ON DECEMBER 31, 1995                $  1,054,638          $   1,045,299

          CAPITAL IN EXCESS OF PAR VALUE                                        15,609,094             15,446,004

          CUMULATIVE TRANSLATION ADJUSTMENT                                        173,244                287,763

          RETAINED EARNINGS (DEFICIT)                                           (4,809,128)            (4,025,288)

          LESS - COST OF SHARES HELD IN TREASURY -
                 1,534,356 ON JUNE 29, 1996 AND
                 1,534,356 ON DECEMBER 31, 1995                                   (854,766)              (854,766)
                                                                              -------------         --------------
          TOTAL STOCKHOLDERS' INVESTMENT                                      $ 11,173,082          $  11,899,012
                                                                              -------------         --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 24,290,725          $  26,212,299
                                                                              =============         ==============

                                                              -3-

                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JUNE 3, 1995
                                                         (UNAUDITED)


                                                         QUARTER ENDED                             SIX MONTHS ENDED

                                                 JUNE 29,             JUNE 3,              JUNE 29,             JUNE 3,
                                                   1996                1995                 1996                 1995
                                               ------------         ------------         ------------         ------------



     REVENUES                                  $ 7,123,673         $ 11,166,910         $ 15,143,354         $ 21,678,528

     COST OF SALES                               3,334,490            6,296,793            7,816,235           12,189,221
                                               ------------        -------------        -------------        -------------
     GROSS PROFIT                              $ 3,789,183         $  4,870,117         $  7,327,119         $  9,489,307


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $   916,345         $  1,345,847         $  2,082,793         $  3,018,906
       SELLING                                   1,761,483            2,000,686            3,803,630            4,137,591
       GENERAL AND ADMINISTRATIVE                  528,905              632,889            1,228,898            1,336,829
                                               ------------        -------------        -------------        -------------
                                               $ 3,206,733         $  3,979,422         $  7,115,321         $  8,493,326
                                               ------------        -------------        -------------        -------------

     OPERATING INCOME                          $   582,450         $    890,695         $    211,798         $    995,981


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (64,878)        $    (60,350)        $   (135,133)        $   (137,204)
       INTEREST INCOME                              30,108               25,969               56,572               44,857
       OTHER INCOME (EXPENSE)                     (343,487)            (700,943)            (917,077)            (489,219)
                                               ------------        -------------        -------------        -------------
     INCOME (LOSS) BEFORE INCOME TAXES         $   204,193         $    155,371         $   (783,840)        $    414,415

       PROVISION FOR INCOME TAXES              $         0         $     62,000         $          0         $    165,000
                                               ------------        -------------        -------------        -------------
     NET INCOME (LOSS)                         $   204,193         $     93,371         $   (783,840)        $    249,415
                                               ============        =============        =============        =============


     NET INCOME (LOSS) PER COMMON SHARE        $      0.02         $       0.01         $     (0.09)         $       0.03
                                               ============        =============        =============        =============
     WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING               8,975,000            8,750,000            8,950,000            8,750,000

                                                           -4-

                                              CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JUNE 3, 1995
                                                                                     FOR THE SIX MONTHS ENDED
                                                                                     JUNE 29,         JUNE 3,
                                                                                       1996             1995
                                                                                  ----------         ----------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                            $   (783,840)    $    249,415
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                              $  1,226,227     $  1,328,660
       Provision for losses on accounts receivable                                          --               --
       Provision for losses on inventory                                                    --               --
       Amortization of prepaid expenses                                                 14,074           15,423
       Common stock issued in lieu of cash                                             110,938          365,148
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                    781,995       (1,888,483)
         Decrease in inventory                                                         205,155        1,895,065
         Decrease (increase) in investment in sales-type leases                          7,118           (5,874)
         Decrease (increase) in prepaid taxes                                        2,257,928         (930,543)
         Increase in prepaid expenses                                                   (6,444)         (83,395)
         Decrease in other assets                                                           30               32
         Increase (decrease) in accounts payable                                      (596,158)      (1,598,481)
         Increase (decrease) in obligations for trade-in memory                       (245,909)         713,250
         Increase (decrease) in accrued liabilities                                    (27,283)         353,248
         Increase in deferred revenue                                                  233,706          837,592

                                                                                  -------------     ------------
           Total adjustments                                                      $  3,961,377     $  1,001,642
                                                                                  -------------     ------------
           Net cash provided by operating activities                              $  3,177,537     $  1,251,057

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                     $   (123,258)    $   (186,321)
                                                                                   ------------     ------------
           Net cash used in investing activities                                  $   (123,258)    $   (186,321)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                                  $         --     $    (92,074)
       Proceeds from sale of common stock                                               61,491           42,527
       Repayments under revolving credit agreement                                    (560,000)        (300,000)
                                                                                  -------------     ------------
         Net cash used in financing activities                                    $   (498,509)    $   (349,547)

       Effect of exchange rate changes on cash                                        (114,519)         132,823
                                                                                   ------------     ------------
     Net increase in cash and cash equivalents                                    $  2,441,251     $    848,012

     Cash and cash equivalents at beginning of period                             $    588,322     $  1,584,089
                                                                                  -------------     ------------
     Cash and cash equivalents at end of period                                   $  3,029,573     $  2,432,101
                                                                                  =============     ============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                                 $    135,133     $    137,204
         Income Taxes                                                                   11,984           22,347

                                                                 -5-

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 29, 1996             Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  June 29,              December 31,
                                    1996                    1995

       Raw materials              $2,143,380            $ 2,600,433
       Work-in-process             2,042,034              1,017,749
       Finished goods              5,376,711              7,097,086
       Trade-in memory             2,263,044              1,315,056

                                  $11,825,169           $12,030,324

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 29, 1996          Commission File:   0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the second quarter ended June 29, 1996 decreased 36% from the comparable quarter of the prior year due principally to decreased sales of the Company's memory and client/server products.

              Operating expenses for the quarter ended June 29, 1996 decreased 19% from the comparable quarter of the prior year due principally to the cost savings achieved through several expense control actions. Research and development expenses decreased 32% due to completion of major projects in fiscal 1995.

              Other expense for the second quarter ended June 29, 1996 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement. Other expense in the quarter ended June 3, 1995, included $425,000 in amortization expenses relating to the Company's technology license/marketing agreement and a $200,000 unfavorable European exchange rate adjustment.

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 29, 1996         Commission File:   0-6933


Notes & Comments (Continued):


              During the second quarter, the Company agreed with its Bank to extend and modify its Revolving Credit Agreement dated April 15, 1993, as amended as of August 31, 1994. Under the terms of the Modification Agreement, the current loan, which was $3,200,000 as of the end of the first quarter, is termed out as follows: After an initial payment of $320,000, the Company will pay $120,000 monthly for a period of twenty-four months.
              The balance as of the end of the second quarter was $2,640,000.
               When the Company receives its anticipated tax refund from the
              Internal Revenue Service for the fiscal years 1991 to 1994, the
              Company will apply such refund against the loan principal, thereby reducing the term out period.

              Interest on the indebtedness will be paid monthly at the aggregate of the Bank's Base Rate, approximately the "Prime Rate", plus one percent, currently aggregating to 9.25%.

              The Company granted to its Bank a security interest in the Company's accounts receivable, inventory and general intangibles.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 29, 1996         Commission File:  0-6933



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




Dated:        August 12, 1996