Form 10-Q
period 1996-09-28
CAMBEX CORP
filed 1996-11-12
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                 Quarterly Report Under Section 13 Or 15(d)
                Of The Securities Exchange Act Of 1934



For the Quarter Ended: September 28, 1996       Commission File No: 0-6933



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

             Yes      X                         No

                                               CAMBEX CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 28, 1996 AND DECEMBER 31, 1995
                                                             (UNAUDITED)

                                                              ASSETS


                                                                            SEPTEMBER 28,             DECEMBER 31,
                                                                                1996                      1995
                                                                            -------------             -------------
        CURRENT ASSETS:

           CASH AND CASH EQUIVALENTS                                       $     382,440             $     588,322


           ACCOUNTS RECEIVABLE, LESS RESERVES OF
             $135,000 ON SEPTEMBER 28, 1996 AND
             $136,000 ON DECEMBER 31, 1995                                     4,854,087                 2,628,778

           CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
             NET OF UNEARNED INTEREST INCOME OF $43,000 ON
             SEPTEMBER 28, 1996 AND $31,000 ON DECEMBER 31, 1995                 433,022                   393,284

           INVENTORIES                                                        11,144,117                12,030,324

           PREPAID TAXES                                                       4,130,731                 6,388,659

           PREPAID EXPENSES                                                      161,130                   178,991
                                                                           --------------            --------------
              TOTAL CURRENT ASSETS                                         $  21,105,527             $  22,208,358
                                                                           --------------            --------------
        LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
           OF UNEARNED INTEREST INCOME OF $14,000 ON
           SEPTEMBER 28, 1996 AND $19,000 ON DECEMBER 31, 1995             $     312,999             $     362,992

        LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
           DEPRECIATION OF $218,000 ON SEPTEMBER 28, 1996
           AND $245,000 ON DECEMBER 31, 1995                               $     226,040             $     300,174

        PROPERTY AND EQUIPMENT, AT COST:

           MACHINERY AND EQUIPMENT                                         $   7,375,588             $   7,257,673
           FURNITURE AND FIXTURES                                                294,811                   303,428
           LEASEHOLD IMPROVEMENTS                                                608,654                   606,454
                                                                           --------------            --------------
                                                                           $   8,279,053             $   8,167,555

           LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,187,007                 6,706,326
                                                                           --------------            --------------
              NET PROPERTY AND EQUIPMENT                                   $   1,092,046             $   1,461,229

        OTHER ASSETS
              TECHNOLOGY LICENSE/MARKETING AGREEMENT,
                NET OF ACCUMULATED AMORTIZATION OF $7,933,000
               ON SEPTEMBER 28, 1996 AND $6,658,000 ON DECEMBER 31, 1995   $     566,668             $   1,841,671
              OTHER                                                               37,830                    37,875
                                                                           --------------            --------------
          TOTAL ASSETS                                                     $  23,341,110             $  26,212,299
                                                                           ==============            ==============



                                                               -2-


                                                    CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 28, 1996 AND DECEMBER 31, 1995
                                                            (UNAUDITED)

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                                                               SEPTEMBER 28,         DECEMBER 31,
                                                                                   1996                  1995
                                                                              -------------         --------------
        CURRENT LIABILITIES:

          REVOLVING CREDIT AGREEMENT                                          $  1,440,000          $   3,200,000

          ACCOUNTS PAYABLE                                                       4,911,758              4,538,852

          OBLIGATIONS FOR TRADE-IN MEMORY                                        1,620,201              1,939,657

          ACCRUED EXPENSES                                                       4,137,235              3,717,691
                                                                              -------------         --------------
             TOTAL CURRENT LIABILITIES                                        $ 12,109,194          $  13,396,200
                                                                              -------------         --------------

        REVOLVING CREDIT AGREEMENT                                            $    840,000          $          --

        DEFERRED REVENUE                                                      $  1,089,626          $     917,087

        STOCKHOLDERS' INVESTMENT:

          PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
            AUTHORIZED - 3,000,000 SHARES
            ISSUED - NONE                                                               --                     --

          COMMON STOCK, $.10 PAR VALUE PER SHARE -
             AUTHORIZED -   25,000,000 SHARES
             ISSUED  -  10,556,888 SHARES ON SEPTEMBER 28, 1996 AND
                        10,452,987 SHARES ON DECEMBER 31, 1995                $  1,055,689          $   1,045,299

          CAPITAL IN EXCESS OF PAR VALUE                                        15,658,820             15,446,004

          CUMULATIVE TRANSLATION ADJUSTMENT                                        170,482                287,763

          RETAINED EARNINGS (DEFICIT)                                           (6,727,935)            (4,025,288)

          LESS - COST OF SHARES HELD IN TREASURY -
                 1,534,356 ON SEPTEMBER 28, 1996 AND
                 1,534,356 ON DECEMBER 31, 1995                                   (854,766)              (854,766)
                                                                              -------------         --------------
          TOTAL STOCKHOLDERS' INVESTMENT                                      $  9,302,290          $  11,899,012
                                                                              -------------         --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 23,341,110          $  26,212,299
                                                                              =============         ==============


                                                CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND AUGUST 31, 1995
                                                         (UNAUDITED)


                                                         QUARTER ENDED                             NINE MONTHS ENDED

                                                SEPTEMBER 28,        AUGUST 31,          SEPTEMBER 28,         AUGUST 31,
                                                    1996               1995                 1996                 1995
                                               ------------         ------------         ------------         ------------

     REVENUES                                  $ 4,192,637         $  3,306,751         $ 19,335,991         $ 24,985,279

     COST OF SALES                               2,588,188            5,808,302           10,404,423           17,997,523
     DECLINE IN VALUE OF IBM TRADE-IN MEMORY         -                4,647,499               -                 4,647,499
                                               ------------        -------------        -------------        -------------
     GROSS PROFIT (LOSS)                       $ 1,604,449         $ (7,149,050)        $  8,931,568         $  2,340,257


     OPERATING EXPENSES:

       RESEARCH AND DEVELOPMENT                $   886,381         $  1,838,594         $  2,969,174         $  4,857,500
       SELLING                                   1,679,713            2,133,059            5,483,343            6,270,650
       GENERAL AND ADMINISTRATIVE                  484,262              653,676            1,713,160            1,990,505
                                               ------------        -------------        -------------        -------------
                                               $ 3,050,356         $  4,625,329         $ 10,165,677         $ 13,118,655
                                               ------------        -------------        -------------        -------------

     OPERATING INCOME (LOSS)                   $(1,445,907)        $(11,774,379)        $ (1,234,109)        $(10,778,398)


     OTHER INCOME (EXPENSE):
       INTEREST EXPENSE                        $   (61,681)        $    (53,676)        $   (196,814)        $   (190,880)
       INTEREST INCOME                              28,317               35,257               84,889               80,114
       OTHER INCOME (EXPENSE)                     (439,536)            (560,592)          (1,356,613)          (1,049,811)
                                               ------------        -------------        -------------        -------------
     INCOME (LOSS) BEFORE INCOME TAXES         $(1,918,807)        $(12,353,390)        $ (2,702,647)        $(11,938,975)

       PROVISION (CREDIT) FOR INCOME TAXES     $         0         $ (2,049,000)        $          0         $ (1,884,000)
                                               ------------        -------------        -------------        -------------
     NET INCOME (LOSS)                         $(1,918,807)        $(10,304,390)        $ (2,702,647)        $(10,054,975)
                                               ============        =============        =============        =============


     NET INCOME (LOSS) PER COMMON SHARE        $    (0.21)         $     (1.18)         $     (0.30)         $     (1.15)
                                               ============        =============        =============        =============
     WEIGHTED AVERAGE COMMON AND COMMON

     EQUIVALENT SHARES OUTSTANDING               9,000,000            8,750,000            8,975,000            8,750,000



                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND AUGUST 31, 1995


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 28,     AUGUST 31,
                                                                                       1996             1995
                                                                                  ----------         ----------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                            $ (2,702,647)    $(10,054,975)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                              $  1,841,578     $  1,903,369
       Provision for losses on accounts receivable                                          --               --
       Provision for losses on inventory                                                    --        1,881,428
       Amortization of prepaid expenses                                                 14,074           15,423
       Common stock issued in lieu of cash                                             161,715          206,810
       Decline in value of IBM trade-in memory                                              --        4,647,499
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                 (2,225,309)       2,082,777
         Decrease in inventory                                                         886,207        1,452,233
         Decrease (increase) in investment in sales-type leases                         10,255         (152,863)
         Decrease (increase) in prepaid taxes                                        2,257,928       (3,610,212)
         Decrease in prepaid expenses                                                    3,787          262,946
         Decrease in other assets                                                           45               47
         Increase in accounts payable                                                  372,906          570,121
         Increase (decrease) in obligations for trade-in memory                       (319,456)       1,157,000
         Increase in accrued liabilities                                               419,544          354,954
         Increase (decrease) in deferred revenue                                       172,539         (149,916)

                                                                                  -------------     ------------
           Total adjustments                                                      $  3,595,813     $ 10,621,616
                                                                                  -------------     ------------
           Net cash provided by operating activities                              $    893,166     $    566,641

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Equipment                                                     $   (123,258)    $   (329,137)
                                                                                   ------------     ------------
           Net cash used in investing activities                                  $   (123,258)    $   (329,137)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                                  $         --     $    (92,074)
       Proceeds from sale of common stock                                               61,491          825,320
       Net borrowings (repayments) under revolving credit agreement                   (920,000)         550,000
                                                                                  -------------     ------------
         Net cash Provided by (used in) financing activities                      $   (858,509)    $  1,283,246

       Effect of exchange rate changes on cash                                        (117,281)         141,514
                                                                                   ------------     ------------
     Net increase (decrease) in cash and cash equivalents                         $   (205,882)    $  1,662,264

     Cash and cash equivalents at beginning of period                             $    588,322     $  1,584,089
                                                                                  -------------     ------------
     Cash and cash equivalents at end of period                                   $    382,440     $  3,246,353
                                                                                  =============     ============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest                                                                 $    196,814     $    178,624
         Income Taxes                                                                   12,263           25,696

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 28, 1996        Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  September 28,         December 31,
                                    1996                    1995

       Raw materials              $2,454,117            $ 2,600,433
       Work-in-process               980,000              1,017,749
       Finished goods              6,400,000              7,097,086
       Trade-in memory             1,343,000              1,315,056

                                  $11,144,117           $12,030,324

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 28, 1996     Commission File:   0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              As a result of changing the fiscal year-end to December 31 from August 31, the financial comparison presented is between the current third quarter ended September 28, 1996, and the fourth quarter of the prior fiscal year, ended August 31, 1995.

              Revenues for the third quarter ended September 28, 1996 increased 27% from the comparable quarter of the prior year (from $3,307,000 to $4,193,000). The fourth quarter of the prior year was impacted by an unprecedented slowdown and price erosion in the ES/9000 mainframe computer market. Although the market has stabilized, the Company is still unable to predict whether or when the market will return to its former position.

              The gross profit for the quarter ended September 28, 1996 was $1,604,000 compared to a negative gross profit of $7,149,000 for the comparable quarter of the prior year. The prior year's amounts include a $4,647,000 decline in the value of its IBM trade-in memory and a $1,900,000 inventory valuation reduction.

              Operating expenses for the quarter ended September 28, 1996, decreased 34% from the comparable quarter of the prior year due principally to the cost savings achieved through several expense control actions. Research and development expenses decreased 52% due to completion of major projects in fiscal 1995 in addition to the expense control actions.

              Other expense for the third quarter ended September 28, 1996 and the fourth quarter of the prior year included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  September 28, 1996    Commission File:   0-6933


Notes & Comments (Continued):


              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

              During the second quarter, the Company agreed with its Bank to extend and modify its Revolving Credit Agreement dated
              April 15, 1993, as amended as of August 31, 1994. Under the terms of the Modification Agreement, the current loan, which was $3,200,000 as of the end of the first quarter, is termed out as follows: After an initial payment of $320,000, the Company will pay $120,000 monthly for a period of twenty-four months. The balance as of the end of the third quarter was $2,280,000. When the Company receives its anticipated tax refund from the Internal Revenue Service for the fiscal years 1991 to 1994, the Company will apply such refund against the loan principal, thereby reducing the term out period.

              Interest on the indebtedness will be paid monthly at the aggregate of the Bank's Base Rate, approximately the "Prime Rate", plus one percent, currently aggregating to 9.25%.

              The Company granted to its Bank a security interest in the Company's accounts receivable, inventory and general intangibles.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  September 28, 1996    Commission File:  0-6933



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




Dated:        November 12, 1996