Form 10-K
period 1996-12-31
CAMBEX CORP
filed 1997-04-04
CIK 16590

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[  X  ]ANNUAL   REPORT   PURSUANT   TO   SECTION   13   OR   15(d)   OF THE
       SECURITIES   EXCHANGE   ACT   OF  1934   (FEE  REQUIRED)

             For the fiscal year ended December 31, 1996

OR

[      ]TRANSITION   REPORT   PURSUANT   TO   SECTION   13   OR  15(d)   OF
       THE   SECURITIES   EXCHANGE   ACT   OF   1934   (NO  FEE REQUIRED)

             For the transition period_______________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No___________

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

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 27, 1997 was $10,256,577, based on the closing price of the common stock on the Nasdaq National Market reporting system on that date.

The number of shares of Cambex Corporation's common stock outstanding as of March 27, 1997: 9,080,683.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed not later than 120 days after the fiscal year ended December 31, 1996 are incorporated by reference into Items 11 and 12 of this report on Form 10-K.

                                    PART I

                              Item 1.  Business.


General

The Company is engaged in the design, development, manufacture, lease and sale of direct access storage products used with IBM mainframe and client server computers.

Products

The Company offers direct access storage products for use with IBM mainframe and client/server computers. The products include memory, disk, RAID disk
arrays and tape storage systems.   All products are priced for under $10,000 to
approximately $200,000. The Company also sells or leases trade-in memory which it acquires from its customers when this memory is replaced by new memory. In most transactions, when the Company upgrades a computer system with its memory, the customer pays the Company in whole or in part with memory already resident on the machine. On certain occasions, the memory already resident on the customer's machine is more valuable than the Company's memory, and in those cases, the Company pays the difference to the customer, net of a customary gross profit for the Company. Under the terms of a manufacturing agreement entered into in July, 1996, the Company also manufactures and distributes frame relay access devices developed by Jupiter Technology, Inc.

Maintenance

The Company arranges for maintenance of its products at the time of lease or sale on a monthly or lifetime fee per system basis. It normally provides this maintenance through its own maintenance personnel or through authorized maintenance companies supported by the Company's personnel.

Research and Development and New Products

The Company maintains a research and development program directed to the development of new products and systems, to the improvement and refinement of its present products and systems and to the expansion of their uses and applications. The new products include memory and cached high availability
RAID disk array products. The dollar amount spent by the Company during each of its last three fiscal years on such activities was approximately $3,433,000 in 1996, $1,659,000 in the four months ended December 31, 1995 and $6,345,000 and $6,417,000 in fiscal years ended August 31, 1995 and 1994.

Manufacturing

The production of the Company's products involves primarily electronics assembly and testing. These operations are performed primarily at the Company's plant in Waltham, Massachusetts. The Company also subcontracts some assembly operations to several circuit board assembly companies. Most of the electronic components used in the Company's products are purchased from outside suppliers and are either standard items or custom manufactured to the Company's design and specifications and are generally available from several sources.

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

Competition in the IBM-compatible and disk array markets is intense. The industry is one characterized by rapid technological advances resulting in the frequent introduction of new products and services and by price reductions in established product categories. A number of other companies, some of which are substantially larger and have substantially greater resources than the Company, are engaged in the manufacture and marketing of products similar to those manufactured and marketed by the Company.

Backlog

As of December 31, 1996, the dollar amount of the Company's firm backlog was approximately $163,000. On the same date of the preceding year, the comparable amount was approximately $267,000. All such backlog was deliverable within a year. Such backlog has no material seasonal characteristics. All equipment ordered by customers is subject to acceptance and satisfactory performance as well as the Company's ability to meet delivery schedules. The Company believes that backlog is not a meaningful indication of future business.

Patents

Although the Company owns 26 patents, it does not consider its patent position to be significant from a competitive standpoint.

Significant Customers

No single customer accounted for 10% or more of sales during fiscal years ended August 31, 1995 and August 31, 1994, and for the four month period ended December 31, 1995. During fiscal 1996, sales to one customer accounted for 14% of the Company's sales.

Employees

On March 27, 1997, the Company employed 67 persons.



                             Item 2.  Properties

The Company leases approximately 68,000 square feet of floor space in Waltham, Massachusetts, under a lease for a term ending May 31, 2003. This facility consists of office, manufacturing and R & D space. The Company subleases 8,000 square feet of this space to Jupiter Technology for a term ending
December 31, 1998. The Company also leases additional sales and support offices throughout the United States, Europe and Canada.


                          Item 3.  Legal Proceedings


The Company is involved in certain legal proceedings arising in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition.

        Item 4.  Submission of Matters to a Vote of Security Holders.


On December 18, 1996, the Company announced that it has entered into an agreement to acquire privately held Jupiter Technology, Inc., a supplier of multiprotocol frame relay access devices (FRADs) and network integration systems.

The acquisition will involve the issuance of Cambex common stock to Jupiter Technology shareholders and is subject to approval by the shareholders of both companies and the receipt of a fairness opinion from an independent investment bank. Joseph F.Kruy, Chairman of Cambex, and members of his family are holders of the controlling interest in Jupiter, and for this reason the transaction has been negotiated and will be under the supervision of a committee of independent Directors of Cambex chaired by Phillip C. Hankins.

Under terms of the acquisition, 9,000,000 shares of Cambex common stock will be issued for shares of Jupiter Technology. The proxy statement soliciting the approval of Cambex shareholders will contain detailed information about Jupiter as well as information on the proforma effect of the merger.

                                   PART II


              Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.



The Company's common stock is traded on the Nasdaq Stock Market. The approximate number of shareholders of record at March 27, 1997 was 708. The high and low sales prices for the Company's stock for each quarter during the years ended December 31, 1996 and August 31, 1995 are as follows:



                                      1996                     1995

                               High        Low          High        Low

       First Quarter           8-1/8       5-1/8        4-7/8       3-1/2
       Second Quarter          7-1/8       5-3/8        4-1/2       3-3/8
       Third Quarter           5-3/4       3            6-3/4       3-1/2
       Fourth Quarter          3-7/8       1-11/16      13          6-1/8



The Company has not paid dividends on its common stock in the past and does not expect to do so in the foreseeable future.



                      Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

                     Year     Four      Year      Year      Year      Year
                     Ended   Months     Ended     Ended     Ended     Ended
                   December December   August    August    August    August
                     1996     1995      1995      1994      1993      1992

                        (In thousands, except per share amounts)

Revenues          $ 22,917    $8,509    $35,152  $40,549  $ 46,160  $52,083
Net income (loss)(   8,632)  ( 2,855)    ( 9,899)    590   (   2,407)  9,847

Per share data:
Net income(loss) (   0.96)   (  0.32)    (  1.14)   0.07  (    0.28)    1.13

Weighted Average
   Common and Common
   Equivalent Shares
   Outstanding      9,000      8,920       8,700     8,550    8,650    8,680

Total assets     $ 13,033    $26,212     $32,027   $38,048 $ 36,119  $45,754

Long-term debt    ------     -------      ------       3,900   2,050   ------


           Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Fiscal 1996 as compared with Fiscal 1995

The year to year comparisons as they relate to the results of operations are being made between the twelve months ended December 31, 1996 and the twelve months ended August 31, 1995. The balance sheet comparisons are between December 31, 1996 and December 31, 1995.

The Company's revenues decreased 35% to $22,900,000 in 1996 as compared to $35,200,000 in 1995 due to lower mainframe memory and client/server product revenues and the delay in the development of the cost-reduced Cascade expanded disk array product. During 1995, there was an unprecedented slowdown and price erosion in the ES/9000 mainframe computer market. This slowdown continued throughout 1996 and the Company is unable to predict whether or when the market will return to its former position. The Company was unable to gain significant market share with its mainframe and client server disk storage products to offset the slowdown.

Gross profit decreased 53% to $5,600,000 (24% of revenues) in 1996 from $11,700,000(33% of revenues),before the recognition of the decline in value of IBM trade-in memory as described in the next section, in 1995. The decrease in the gross profit percentage in 1996 is due to inventory write-downs and in-crease in reserves approximating $3,000,000 in the aggregate, lower margins on the Company's mainframe disk storage products and significantly lower which volume prevented the full absorption of manufacturing overhead.

Operating expenses decreased 28% to $12,400,000 in 1996 from $17,200,000 in 1995 due principally to cost savings achieved through several expense control actions. Research and development expenses decreased 46% due to completion of major projects in 1995 in addition to the expense control actions.

Interest expense decreased to $244,000 in 1996 from $254,000 in 1995 due to lower bank borrowings. Interest income decreased to $92,000 in 1996 from $108,000 in 1995. Other expense included $1,842,000 in 1996 and $1,700,000 in
1995 in amortization expenses related to a technology acquisition.

The Company recorded a credit for income taxes in both 1996 and 1995. The Company's prepaid tax asset is realizable through carrybacks against taxes paid in prior years. The full amount of the prepaid taxes, as it related to the United States portion, was received from the Internal Revenue Service subsequent to the end of 1996.Total accounts receivable decreased to $1,900,000 in 1996 from $2,600,000 in 1995 due to lower revenues. Inventories decreased to $6,200,000 in 1996 from $12,000,000 in 1995 due to decreased purchases, significantly lower levels of IBM trade-in memory and an additional $3,000,000
in inventory writedowns and reserves in 1996.   Property and equipment (net)
decreased to $1,000,000 in 1996 from $1,500,000 in 1995 since total purchases amounted to $100,000 while depreciation and amortization was $600,000.

Four months ended December 31, 1995 as compared with four months ended December 31, 1994.

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

Interest expense increased to $254,000 in fiscal 1995 from $203,000 in fiscal 1994 due to higher bank borrowings and higher interest rates. Interest income increased to $108,000 in fiscal 1995 from $96,000 in fiscal 1994.

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

Inflation

The Company did not experience any material adverse effects in 1996, 1995 and 1994 due to general inflation.

Liquidity and Capital Resources

The Company's present operating plans indicate that available cash and invest-ments and the expected cash flow generated from operations will be adequate to meet its obligations to creditors and will be sufficient to fund operations for the coming fiscal year. As discussed more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and to increase revenue through new strategic alliances and selling products with improved gross margins. The Company's cash and marketable securities were $616,000 and $588,000 at December 31, 1996 and December 31, 1995, respectively.
Working capital was $3,160,000 at December 31, 1996 compared with $8,812,000 at December 31, 1995. During 1996, the Company expended $140,000 for capital equipment to support its growth. During fiscal 1997, the Company expects to acquire approximately $100,000 of capital equipment.

During 1993, the Company obtained a $10 million unsecured, revolving line of bank credit, bearing interest at the prime rate plus one-half percent with a commitment fee of 3/8 of 1% per year on the unused portion. The Company was required to repay any borrowings under this revolving credit line on March 29, 1996.

During the second quarter of 1996, the Company agreed with its bank to extend and modify its Revolving Credit Agreement. Under the terms of the Modification Agreement, the outstanding balance at that time, $3,020,000 would be repaid, after an initial payment of $320,000, over a period of twenty four (24) months at $120,000 per month, with interest at the prime rate plus one percent. The Company granted to its bank a security interest in the Company's accounts receivable, inventory and general intangibles. In addition, the Company agreed to apply its anticipated refund from the Internal Revenue Service of not less than $1,900,000 to the outstanding balance upon receipt.

As of December 31, 1996, $1,800,000 remained outstanding under this Agreement. Subsequent to the end of the year, the Company received its refund from the Internal Revenue Service and repaid its bank in full and the agreement was terminated. Consequently, the bank released its security interest in the Company's accounts receivables, inventory and general intangibles.

            Item 8.  Financial Statements and Supplementary Data.

See financial statements, beginning at page F-2, incorporated herein by reference.

Unaudited quarterly financial data pertaining to the results of operations for 1996 and 1995 are as follows:


                          Q1            Q2            Q3            Q4

                         (In thousands, except per share amounts)

December 31, 1996

Revenues                 $8,020       $7,124        $  4,193      $  3,580
Gross Profit (Loss)       3,538        3,789           1,604      (  3,370)
Net Income (Loss)       (  988)         204         (  1,919)     (  5,929)
Earnings (Loss)
  Per Share             (  0.11)        0.02        (   0.21)     (   0.96)


August 31, 1995

Revenues                $10,167       $10,511       $11,167       $  3,307
Gross Profit (Loss)       4,750         4,619         4,870        ( 7,149)
Net Income (Loss)          156           156             93        (10,304)
Earnings (Loss)
  Per Share                 .02          .02            .01        (  1.19)



          Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.



None.

                                   PART III


         Item 10. Director and Executive Officers of the Registrant.

Directors and Executive Officers of the Company are as follows:

                        Positions and Offices with the Company:
Name                    Business Experience During Last Five Years

Joseph F. Kruy          President and a Director from incorporation in
Age:  65                1968 to December, 1975 and from June, 1976 to date;
                        Chairman of the Board of Directors from December, 1975 to date. Treasurer from June, 1985 to April, 1987 and January, 1988 to April, 1988.

Philip C. Hankins       Director since 1979.  President, Charter
Age:  65                Information Corporation (Information Processing).

C. V. Ramamoorthy       Director since 1968.  Professor of Electrical
Age:  70                Engineering and Computer Sciences, University of
                        California at Berkeley.

Robert Spain            Director since 1995. President, CFC, Inc.
Age:  59                (Electronic Components Manufacturing)

Sheldon M. Schenkler    Vice President of Finance and Chief Financial
Age:  45                Officer from April, 1988 to date; Treasurer from April,
                        1988 to June, 1991.

                      Item 11.  Executive Compensation.

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1996. The information required by this item is incorporated herein by reference to the section titled Remuneration in the Proxy Statement.

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

          Item 13.  Certain Relationships and Related Transactions.

During the third quarter of 1996, the Company entered into a Manufacturing Agreement with Jupiter Technology, Inc. ("Jupiter"), the majority of which is owned by Joseph F. Kruy, Chairman and Chief Executive Officer of Cambex Corporation, and his son, Peter Kruy. Under the terms of this Agreement, Cambex agreed to manufacture, sell and deliver products exclusively to Jupiter. Cambex agreed to purchase approximately $300,000 of Jupiter inventory from Jupiter and paid Jupiter $100,000 towards that amount. During 1996, the Company shipped and billed to Jupiter $298,000 for Jupiter products plus $43,000 for expenses related to a sublease agreement. As of December 31, 1996, Cambex owes Jupiter $256,000 for inventory purchases and Jupiter owes Cambex $341,000 for revenue shipments plus expenses.

On December 18, 1996, the Company announced that it entered into an agreement to acquire privately held Jupiter Technology, Inc., a supplier of multiprotocol Frame Relay Access Devices (FRADs) and network integration systems.

The acquisition will involve the issuance of Cambex common stock to Jupiter Technology shareholders and is subject to approval by the shareholders of both companies and the receipt of a fairness opinion from an independent investment bank. Joseph F. Kruy, Chairman of Cambex, and members of his family are holders of the controlling interest in Jupiter, and for this reason the transaction has been negotiated and will be under the supervision of a committee of independent Directors of Cambex, chaired by Phillip C. Hankins.

Under terms of the acquisition, 9,000,000 shares of Cambex common stock will be issued for shares of Jupiter Technology. The proxy statement soliciting the approval of Cambex shareholders will contain detailed information about Jupiter as well as information on the proforma effect of the merger.

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

                 (Information required by Part II, Item 8 and
                        Part IV, Item 14 of Form 10-K)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 1996 and 1995        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 1996, August 31, 1995 and
       August 31, 1994 and for the Four Months Ended
       December 31, 1995                                        F - 4

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 1996,
       August 31, 1995 and August 31, 1994 and for
       the Four Months Ended December 31, 1995                  F - 5

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1996, August 31, 1995           F - 6
       and August 31, 1994 and for the Four Months
       Ended December 31, 1995

Notes to Consolidated Financial Statements                      F - 7


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 1996,
               AUGUST 31, 1995 AND AUGUST 31, 1994 AND FOR THE
                     FOUR MONTHS ENDED DECEMBER 31, 1995

Schedule Number


       II         Valuation and Qualifying Accounts             F-23


Schedules other than those referred to above have been omitted, as they are not required or the information is included elsewhere in the financial statements or the notes thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders of Cambex Corporation:


We have audited the accompanying consolidated balance sheets of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stock-holders' investment and cash flows for the years ended August 31, 1994, August 31, 1995, the four month period ended December 31, 1995 and the year ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended August 31, 1994, August 31, 1995, the four month period ended December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the

Report of Independent Public Accounts
Page - 2 -



Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






























ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 4, 1997


                                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                         DECEMBER 31, 1996 and 1995

                                           ASSETS

                                                            1996          1995
     CURRENT ASSETS:                                     -----------    ----------

       Cash and cash equivalents                         $   615,949   $   588,322
       Accounts receivable, less reserves of $131,000
         in 1996 and $136,000 in 1995                      1,934,708     2,628,778

       Current portion of investment in sales-type
         leases, net of unearned interest income of
         $34,000 in 1996 and $31,000 in 1995                 423,220       393,284
       Inventories                                         6,200,033    12,030,324
       Refundable income taxes                             2,335,295     6,388,659
       Prepaid expenses                                      135,721       178,991
                                                         ------------  ------------
           Total current assets                          $11,644,926   $22,208,358
                                                         ------------  ------------

     LONG-TERM INVESTMENT IN SALES-TYPE LEASES,
       net of unearned interest income of $5,000
       in 1996 and $19,000 in 1995                       $   162,971   $   362,992
                                                         ------------  ------------

     LEASED EQUIPMENT, at cost, net of
       accumulated depreciation of $244,000
       in 1996 and $245,000 in 1995                      $   140,417   $   300,174
                                                         ------------  ------------

     PROPERTY AND EQUIPMENT, at cost
         Machinery and equipment                         $ 7,379,202   $ 7,257,673
         Furniture and fixtures                              304,666       303,428
         Leasehold improvements                              620,949       606,454
                                                         ------------  ------------
                                                         $ 8,304,817   $ 8,167,555

         Less- Accumulated depreciation and amortization   7,258,383     6,706,326
                                                         ------------  ------------

                                                         $ 1,046,434   $ 1,461,229
                                                         ------------  ------------

     OTHER ASSETS
       Technology License/Marketing Agreement,
         net of accumulated amortization of $8,500,000
         in 1996 and $6,658,000 in 1995                  $     -       $ 1,841,671
       Other                                                  37,830        37,875
                                                         ------------  ------------

         Total Assets                                    $13,032,578   $26,212,299
                                                         ============  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                    1996          1995
       CURRENT LIABILITIES:                      ------------   ------------
         Revolving Credit Agreement              $  1,800,000   $ 3,200,000


         Accounts payable                           4,329,638     4,538,852
         Obligations for trade-in memory            1,036,235     1,939,657
         Accrued expenses -
           Payroll and related                        839,945     1,193,775
           Income and other taxes                     176,991     2,277,317
           Other                                      302,301       246,599

                                                 -------------  ------------
             Total current liabilities           $  8,485,110   $13,396,200
                                                 -------------  ------------

       DEFERRED REVENUE                          $  1,022,751   $   917,087


       COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' INVESTMENT
         Preferred Stock, $1.00 par value per share -
           Authorized--3,000,000 shares
           Issued--None                          $              $     -
         Common Stock, $.10 par value per share -
           Authorized--25,000,000 shares
           Issued- 10,614,139 shares in 1996 and
           10,452,987 shares in 1995                1,061,414     1,045,299
         Capital in excess of par value            15,792,105    15,446,004
         Cumulative translation adjustment            183,355       287,763
         Retained earnings (deficit)              (12,657,391)   (4,025,288)
         Less - Cost of shares held in treasury--
           1,534,356 shares in 1996 and 1995         (854,766)     (854,766)

                                                 -------------  ------------

           Total Stockholders' Investment        $  3,524,717   $11,899,012
                                                 -------------  ------------
           Total Liabilities and Stockholders'
            Investment                           $ 13,032,578   $26,212,299
                                                 =============  ============

                      F-3                                        -20-

                                                                 CAMBEX CORPORATION AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Four Months
                                                    Year Ended        Ended         Year Ended      Year Ended
                                                   December 31,    December 31,     August 31,      August 31,
                                                       1996            1995            1995            1994
                                                  -----------     ----------      ------------     -----------
     REVENUES
       Sales                                      $ 17,741,399    $  5,913,934    $  28,038,337    $33,041,745
       Maintenance and operating leases              5,083,624       2,561,759        7,013,674      7,407,619
       License fees                                     91,667          33,333          100,000        100,000
                                                  -------------   -------------   -------------    -----------
               Total revenues                     $ 22,916,690    $  8,509,026    $  35,152,011    $40,549,364

     COST OF SALES                                  17,355,948       5,029,670       23,414,676     21,087,303

     DECLINE IN VALUE OF IBM TRADE-IN MEMORY            -               -             4,647,499          -
                                                   ------------   -------------   --------------   ------------
               Gross profit                       $  5,560,742    $  3,479,356    $   7,089,836    $19,462,061
                                                  -------------   -------------   --------------   ------------

     OPERATING EXPENSES:
       Research and development                   $  3,432,772    $  1,659,480    $   6,345,165    $ 6,417,053
       Selling                                       6,839,807       3,156,471        8,242,981      7,794,597
       General and administrative                    2,146,060         916,718        2,606,476      2,685,990
                                                   ------------   -------------   --------------   ------------
                                                  $ 12,418,639    $  5,732,669    $  17,194,622    $16,897,640
                                                   ------------   -------------   --------------   ------------
     OPERATING INCOME (LOSS)                      $ (6,857,897)   $ (2,253,313)   $ (10,104,786)   $ 2,564,421

     OTHER INCOME (EXPENSE):
       Interest expense                               (243,694)        (92,726)        (253,747)      (202,533)
       Interest income                                  92,361          43,217          107,559         96,222
       Other income (expense)                       (1,822,873)       (549,103)      (1,426,935)    (1,426,057)
                                                   ------------   -------------   --------------   ------------
     INCOME (LOSS) BEFORE INCOME TAXES            $ (8,832,103)   $ (2,851,925)   $ (11,677,909)   $ 1,032,053

       Credit (Provision) for income taxes             200,000          (3,000)       1,779,000       (442,000)
                                                  -------------   -------------   --------------   ------------
     NET INCOME (LOSS)                            $ (8,632,103)   $ (2,854,925)   $  (9,898,909)   $   590,053
                                                  =============   =============   ==============   ============

      NET INCOME (LOSS) PER COMMON SHARE              $(0.96)         $(0.32)          $(1.14)          $.07
                                                      =====           =====            =====           ====
      Weighted Average Common and
     Common Equivalent Shares Outstanding            9,000,000       8,920,000        8,700,000      8,550,000
                                                    ==========      ==========      ===========     ==========

                                 The accompanying notes are an integral
                            part of these consolidated financial statements.

                                          CAMBEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                      Common Stock    Capital in           Cumulative      Retained        Cost of
                                                         $.10          Excess of           Translation     Earnings     Shares Held
                                                       Par Value       Par Value           Adjustment     (Deficit)     in Treasury
                                                     ------------    ------------          ---------    -------------  -------------

     BALANCE AT AUGUST 31, 1993                      $ 1,000,693     $13,745,348          $(187,223)    $  8,138,493  $   (854,766)

     ADD:
        Net income                                   $     -         $     -              $    -        $    590,053     $     -
        Exercise of employee stock options                 1,515          11,969               -              -                -
        401(k) Employer match                              5,457         219,660               -              -                -
        Stock Purchase Plan Shares                         4,291         146,323               -              -                -
        Exercise of Warrants                               3,750          10,313               -              -                -
        Tax benefits related to stock options              -              20,903               -              -                -
        Translation adjustment                             -               -                256,085           -                -
                                                     ------------    ------------          ---------    ------------- -------------
     BALANCE AT AUGUST 31, 1994                      $ 1,015,706     $14,154,516          $  68,862     $  8,728,546  $   (854,766)
     ADD:
        Net loss                                     $     -         $     -              $    -        $ (9,898,909)    $     -
        Exercise of employee stock options                12,524         230,985               -              -                -
        401(k) Employer match                              4,354         202,456               -              -                -
        Stock Purchase Plan Shares                         9,444         274,166               -              -                -
        Tax benefits related to stock options              -             299,857               -              -                -
        Translation adjustment                             -               -                178,752           -                -
                                                     ------------    ------------          ---------    ------------- -------------
     BALANCE AT AUGUST 31, 1995                      $ 1,042,028     $15,161,980          $ 247,614     $ (1,170,363) $   (854,766)
     ADD:
        Net loss                                     $     -         $     -              $    -        $ (2,854,925)    $     -
        Exercise of employee stock options                 3,080         224,706               -              -                -
        401(k) Employer match                                191          22,419               -              -                -
        Tax benefits related to stock options              -              36,899               -              -                -
        Translation adjustment                             -               -                 40,149           -                -
                                                     ------------    ------------          ---------    ------------- -------------
     BALANCE AT DECEMBER 31, 1995                    $ 1,045,299     $15,446,004          $ 287,763     $ (4,025,288)    $   (854,7
66)
     ADD:
        Net loss                                     $     -         $     -              $    -        $ (8,632,103)    $     -
        Exercise of employee stock options                 7,627          53,864               -              -                -
        401(k) Employer match                              3,482         100,990               -              -                -
        Stock Purchase Plan Shares                         5,006         191,247               -              -                -
        Translation adjustment                             -               -               (104,408)          -                -
                                                     ------------    ------------          ---------    ------------- -------------
     BALANCE AT DECEMBER 31, 1996                    $ 1,061,414     $15,792,105          $ 183,355     $(12,657,391)$ (854,766)

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                            CAMBEX CORPORATION AND SUBSIDIARIES
                                                                            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      YEAR ENDED      FOUR MONTHS ENDED     YEAR ENDED       YEAR ENDED
                                                     DECEMBER 31,      DECEMBER 31,         AUGUST 31,       AUGUST 31,
                                                         1996              1995               1995             1994
  CASH FLOWS FROM OPERATING ACTIVITIES:             -------------     -------------      -------------     -------------
  Net income (loss)                                 $ (8,632,103)      $ (2,854,925)      $ (9,898,909)     $    590,053
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation                                    $    658,191       $    262,460       $    879,659      $  1,012,998
    Amortization                                       1,841,671            566,668          1,700,004         1,700,004
    Provision for losses on accounts receivable           -                  -                  -               (150,000)
    Provision for losses on inventory                  2,800,000             -               1,881,428            -
    Amortization of prepaid expenses                      14,074              9,383             23,135            25,934
    Common stock/warrants issued in lieu of cash         104,472             22,610            206,810           225,117
    Decline in value of IBM trade-in memory               -                  -               4,647,499            -
    Change in assets and liabilities:
       Decrease (increase) in accounts receivable        694,070          2,516,198          1,708,257        (3,399,325)
       Decrease (increase) in inventory                3,030,291           (462,252)        (3,943,260)       (1,087,588)
       Decrease (increase) in investment in sales-ty     170,085            165,968            (41,722)           41,720
       Decrease (increase) in prepaid taxes            4,053,364            116,370         (3,559,004)        1,517,880
       Decrease (increase) in prepaid expenses            29,196             54,507            491,056          (695,406)
       Decrease in other assets                               45                 20                 63                64
       Increase (decrease) in accounts payable          (209,214)        (1,094,333)         1,224,438          (138,500)
       Increase (decrease) in obligations for trade-    (903,422)          (772,660)         2,050,250        (2,406,567)
       Increase (decrease) in accrued liabilities     (2,398,454)          (363,533)          (292,878)        1,980,316
       Increase (decrease) in deferred revenue           105,664           (406,330)          (107,894)         (359,295)
                                                    -------------       ------------      -------------       -------------
         Total adjustments                          $  9,990,033        $    615,076       $  6,867,841      $ (1,732,648)
                                                    -------------          -------------   -------------     -------------
         Net cash provided by (used in) operating ac$  1,357,930        $ (2,239,849)      $ (3,031,068)     $ (1,142,595)
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of equipment, net                  $    (83,639)       $    (73,016)      $   (645,444)     $   (596,947)
                                                    -------------       -------------      -------------     -------------
        Net cash used in investing activities       $    (83,639)       $    (73,016)      $   (645,444)     $   (596,947)
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in notes payable                     $     -             $     -            $   (159,152)     $   (266,991)
        Proceeds from sale of common stock               257,744             264,685            826,976           199,064
        Net borrowings (repayments) under revolving   (1,400,000)           (650,000)           (50,000)        1,850,000
                                                    -------------       -------------      -------------     -------------
        Net cash provided by (used in) financing act$ (1,142,256)       $   (385,315)      $    617,824      $  1,782,073
     Effect of exchange rate changes on cash            (104,408)             40,149            178,752           256,085

                                                    -------------        -------------     -------------     -------------
    Net increase (decrease) in cash and cash equival$     27,627         $ (2,658,031)     $ (2,879,936)     $    298,616
    Cash and cash equivalents at beginning of year       588,322            3,246,353         6,126,289         5,827,673
                                                    -------------        -------------     -------------     -------------
    Cash and cash equivalents at end of year        $    615,949         $    588,322      $  3,246,353      $  6,126,289
                                                    =============        =============     =============     =============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:  Interest         $    269,364         $     92,096      $    241,491      $    188,274
                                    Income Taxes          13,613               19,947            34,941            55,123
    Refunds received from the Internal Revenue Servic  2,189,984              144,630            -              1,234,495

            The accompanying notes are an integral part of these consolidated financial statements.
                                                                 -23-

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

(1)    Liquidity

       The Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and to increase revenue through new strategic alliances and selling products with improved gross margins. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

(2)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries (the Company). All material intercompany transactions and balances have been eliminated in consolidation.

       Revenue Recognition

       The Company manufactures equipment for sale or lease. Revenue from product sales is recognized at the time the hardware and software are shipped. The Company accepts memory in trade as consideration in certain revenue transactions. Revenue is recorded at the estimated net realizable value of the memory received plus the net cash received. If the memory is subsequently sold at a price in excess of the estimated net realizable value, the excess is recorded as revenue. Service and other revenues are recognized ratably over the contractual period or as the services are provided. Under certain equipment leases which qualify as sales type leases, the present value of noncancelable payments is currently included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales. The unearned interest is recognized over the non-cancelable term of the lease. The Company has deferred revenue associated with the sale of certain products that have future perform-ance obligations.

       For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life.

                                    - 24 -

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(2)    Summary of Significant Accounting Policies - Continued

       License fees are amortized over the useful life of the technologies being licensed.

       Inventories

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                             December 31,       December 31,
                                                 1996               1995

       Raw materials                         $ 2,386,454        $ 2,600,433
       Work-in-process                           861,073          1,017,749
       Finished goods                          2,765,006          7,097,086
       Trade-in memory                           187,500          1,315,056

                                             $ 6,200,033        $12,030,324

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

                     CAMBEX CORPORATOIN AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(2)    Summary of Significant Accounting Policies - Continued

       Net Income (Loss) Per Common Share

       Income (loss) per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents consist of dilutive stock options and warrants, in certain circumstances, under the modified treasury stock method.

       On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The new standard must be applied beginning in 1998 and at that time will require restatement of previously reported earnings per share. The new statement cannot be applied early. The Company believes that the effect of applying the new standards will not be material.

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

       Disclosures about the Fair Value of Finanical Instruments

       The Company's financial instruments consist mainly of cash, cash equivalents, accounts receivable, investment in sales-type leases, property held for sale, accounts payable, notes payable, and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.


                                    - 26 -

                     CAMBEX CORPORATIONA ND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)

(2)    Summary of Significant Accounting Policies - Continued

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

       Accounting for Impairment of Long-Lived Assets and for Long-Lives Assets To Be Disposed Of

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred. The Company's review was based on the assumption that the Company continues as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

       Investment Securities

       On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values. When securities are purchased, they are classified as securities held to maturity if it is management's intent and ability to hold them until maturity. These securities are carried

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996
                                 (Continued)

(2)    Summary of Significant Accounting Policies - Continued

       Investment Securities - Continued

       at cost, adjusted for amortization of premiums and accretion of discounts, both computed by the effective yield method. If it is managements intent at the time of purchase not to hold the securities to maturity, these securities are classified as securities available for sale and are carried at market value with unrealized gains and losses reported, net of the related tax effect, as a separate component of stockholders' equity. When securities are sold, the adjusted cost of the specific security sold is used to compute gain or loss on the sale. The Company had no investment securities as of December 31, 1996.

       Stock-Based Compensation

       SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for such plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the stock (See Note 8).

(3)    Business, Operations and Segment Information

       The Company is in the business of developing and manufacturing hardware and software for use with a variety of IBM computer systems. The Company's principal products include memory storage systems for large-scale IBM mainframe computers and storage subsystems for client server platforms.

       The Company sells its equipment to both end users and to distributors. The Company's principal customers operate in a wide variety of industries and in a broad geographical area. No single customer or distributor accounted for 10% or more of total sales in fiscal years ended August 31, 1995 and 1994 or the four month period ended December 31, 1995. During 1996, one customer accounted for 14% of total revenues. Foreign sales were 20% in 1996 and 17% in fiscal 1994 and less than 10% of total revenues in fiscal 1995.


                                    - 28 -
                                                                F-11

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANICAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(4)    Income Taxes

       In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       The following table presents the components of income (loss) before income taxes:

                                Four months
               Year ended         ended          Year ended       Year ended
               December 31,     December 31,     August 31,       August 31,
                 1996             1995             1995             1994


Domestic       $(6,506,000)     $(2,191,000)     $( 8,552,000)    $  262,000

Foreign         (2,326,000)      (  661,000)      ( 3,126,000)       770,000

               $(8,332,000)     $(2,852,000)     $(11,678,000)    $1,032,000


                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(4)    Income Taxes - Continued

       The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:

                                    Four months
                       Year ended    ended          Year ended      Year ended
                       December      December       August          August
                        1996          1995           1995            1994

Provision (credit) at
federal statutory rate $(3,003,000)  $(  969,000)   $(3,970,000)    $  351,000

State tax provision
(credit), net of federal
tax benefit           (  380,000)   (  143,000)   (   700,000)        43,000

Foreign and other losses
for which no benefits have
been recorded            853,000       155,000        973,000        147,000

Change in valuation
allowances            2,711,000       759,000      1,976,000     (  250,000)

Other                (   381,000)      201,000    (    58,000)   (  151,000)
                     $(  200,000)  $    3,000     $(1,779,000)       442,000

The 1996 and 1995 tax benefit recognized is primarily for current federal and foreign tax refunds receivable.

The 1994 provision includes a deferred provision of approximately $130,000, offset by a reduction of a previously established valuation allowance of approximately $250,000.

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(4)   Income Taxes - Continued

      Refundable income taxes as of December 31, 1996 and 1995 and August 31, 1995 consisted of approximately $2,335,000, $6,389,000 and $6,505,000 of federal and foreign incomes taxes refundable as a result of taxable losses incurred during fiscal 1995, 1994 and 1993.

      The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 1996 and 1995 are as follows:

                                   December        December        August
                                    1996            1995            1995

Assets
Reserves not currently deductible
   for tax purposes                $ 1,186,000     $   961,000     $ 1,290,000
State tax net operating loss
   carryforward                      1,223,000         844,000         700,000
Federal net operating loss
   carryforward                      2,965,000         813,000         - - -
Employee benefits                      112,000         148,000         152,000
Other                                   75,000         112,000         166,000

   Total deferred tax assets       $ 5,561,000     $ 2,878,000     $ 2,308,000

Liabilities
Fixed asset basis difference       $(   67,000)    $(   95,000)    $(  145,000)
Other                               (   48,000)     (   48,000)     (  187,000)

   Total deferred tax liabilities  $(  115,000)    $(  143,000)    $(  332,000)

Net deferred tax asset             $ 5,446,000     $ 2,735,000     $ 1,976,000
Valuation allowance                 (5,446,000)     (2,735,000)     (1,976,000)
Tax asset                               0               0                  0

Tax refunds receivable               2,335,000       6,389,000       6,505,000

Total tax asset                    $ 2,335,000     $ 6,389,000     $ 6,505,000

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996


                                 (Continued)


(4)   Income Taxes - Continued

      Due to the uncertainty of the realizability of the deferred tax assets, the Company has established a valuation allowance for the net deferred tax assets.


(5)   Technology/Marketing Agreement

      During the second quarter of fiscal 1992, the Company acquired from EMC Corporation technology rights, inventory, and other assets associated with EMC's IBM 3090 and ES/9000, Model 9021 compatible mainframe memory products. The purchase price of $11,500,000 was paid in fiscal 1992 and 1993. The use of the technology is exclusive to Cambex for five years.

      The financial statement impact included the recording of inventory in the amount of $3,000,000, a marketing agreement in the amount of $7,500,000 and a technology license amounting to $1,000,000. The marketing agree-ment and technology license were amortized over a five-year period, ending December 31, 1996. Amortization of $1,700,000 related to the technology license and marketing agreement was recognized as other expense in fiscal 1995, $1,842,000 in 1996 and $567,000 for the four months ended December 31, 1995.

(6)   Revolving Credit Agreement

      During 1993, the Company obtained a $10 million unsecured, revolving line of bank credit, bearing interest at the prime rate plus one-half percent with a commitment fee of 3/8 of 1% per year on the unused portion. The Company was required to repay any borrowings under this revolving credit line on March 29, 1996.




                                    - 32 -

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)



(6)   Revolving Credit Agreement - Continued

      During the second quarter of 1996, the Company agreed with its bank to extend and modify its Revolving Credit Agreement. Under the terms of the Modification Agreement, the outstanding balance at that time, $3,020,000 would be repaid, after an initial payment of $320,000, over a period of twenty four (24) months at $120,000 per month, with interest at the prime rate plus one percent. The Company granted to its bank a security interest in the Company's accounts receivable, inventory and general intangibles. In addition, the Company agreed to apply its anticipated refund from the Internal Revenue Service of not less than $1,900,000 to the outstanding balance upon receipt.


      As of December 31, 1996, $1,800,000 remained outstanding under this Agreement. Subsequent to the end of the year, the Company received its refund from the Internal Revenue Service and repaid its bank in full and the agreement was terminated. Consequently, the bank released its security interest in the Company's accounts receivables, inventory and general intangibles.


      The Company's debt consists of the following at December 31, 1996 and 1995:


                                                    1996            1995

      Revolving Credit Agreement                   $1,800,000     $3,200,000




                                    - 33 -

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(7)   Commitments and Contingenices

      At December 31, 1996, the Company had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  1997              $  705,915
                  1998              $  381,924
                  1999              $  381,924
                  2000              $  381,924
                  2001-2003         $  922,983
                                    $2,774,670

      Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $1,691,000 for the year ended December 31, 1996, $436,000 for the four months ended December 31, 1995, $1,733,000 for the year ended August 31, 1995, and $1,934,000 for the year ended August 31, 1994.

      In the ordinary course of business, the Company is involved in legal proceedings. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

(8)   Stock Options and Warrants

      At December 31, 1996, the Company had two stock option plans for officers and certain employees under which 630,130 shares were reserved and options for 261,310 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plan's options vest between one through six years and all expire between January 21, 1996 and November 11, 2006.

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)



(8)   Stock Options and Warrants - Continued

      Stock option activity for the three years and four months ended December 31, 1996 was as follows:


      Option Shares                         Number             Option Price

      Outstanding at August 31, 1993         474,388           .25    -   16.15

      Granted                                199,950          3.40    -    4.68
      Exercised, cancelled or
         expired                            ( 98,250)          .29    -   16.15
      Outstanding at August 31, 1994         576,088           .25    -   16.15

      Granted                                138,250          3.19    -   10.41
      Exercised, cancelled or
         expired                             (276,830)         .27    -   16.15
      Outstanding at August 31, 1995          437,508          .25    -   16.15

      Granted                                 182,500         7.22    -    7.65
      Exercised, cancelled or
         expired                             (148,550)         .92    -   11.69
      Outstanding at December 31, 1995        471,458          .25    -   16.15

      Granted                                 217,000         2.23    -    5.95
      Exercised, cancelled or
         expired                             (319,638)        3.19    -   11.69
      Outstanding at December 31, 1996        368,820          .25    -   16.15


      As of December 31, 1996 and 1995, options for 140,218 and 86,490 shares were exercisable at aggregate option prices of $435,613 and $523,632, respectively.



                                    - 35 -

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(8)   Stock Options and Warrants - Continued

      Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:
                                                      Four months
                                        Year ended    ended         Year ended
                                        December 31,  December 31,  August 31,
                                          1996         1995          1995

Net Income (Loss): As Reported (000's)  (8,632)       (2,855)       ( 9,899)
                   Pro Forma            (9,456)       (3,120)       (10,280)

Primary EPS:       As Reported          (  .96)       (  .32)       (  1.14)
                   Pro Forma            ( 1.05)       (  .35)       (  1.18)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and values for grants in the periods presented.

                                                      Four months
                                        Year ended    ended         Year ended
                                        December 31,  December 31,  August 31,
                                          1996         1995          1995

Assumptions:
      Risk free interest rate            6.35%        6.03%         6.58%
      Expected dividend yield               0%           0%            0%
      Expected life in years               10           10            10
      Expected volatility               65.56%        65.56%        65.56%

Values:
      Weighted average fair
         value of options granted        4.35         7.22          8.95

      Weighted average exercise price    4.58         7.64          9.40

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                    - 36 -

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(9)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

      The Company has an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of the Company's pre-tax income, as defined. The pro-vision for incentive bonus amounted to approximately $35,000, $55,000, and $138,000 in fiscal years 1996, 1995 and 1994, respectively and $5,000 for the four month period ended December 31, 1995.

      On September 1, 1988, the Company established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, the Company may provide matching contributions based on pre-established rates as determined by the Board of Directors. The Company provided approximately $400,000 in fiscal year 1994 for matching contributions. In fiscal 1995, the Company recorded a net reversal of prior accruals of approximately $200,000. The Company's contributions have been in the form of Cambex common stock since fiscal 1994.

      The Company offers no post-retirement benefits other than those provided under the Plan.

(10)  Employee Stock Purchase Plan

      On December 20, 1993, the Company established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. Under the Plan, employees may elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There are two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 1996 and fiscal 1995, there were 50,060 and 94,440 shares issued under the Plan, respectively. At December 31, 1996, there were 212,590 shares reserved for issuance under the Plan.

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)


(11)  Decline in Value of IBM Trade-In Memory

      During the year ended August 31, 1995, the Company was negatively impacted by the decreasing demand and rapidly declining prices in the ES/9000 mainframe memory market. Consequently, the Company wrote down the value of its ES/9000 trade-in memory by $4,647,000 in fiscal 1995 to levels that were expected to be realized in light of the changes in market conditions. These charges have been shown separately in the financial statements as "Decline in Value of IBM Trade-In Memory."

(12)  Related Party Transactions and Proposed Acquisition

      During the third quarter of 1996, the Company entered into a Manufacturing Agreement with Jupiter Technology, Inc. ("Jupiter"), the majority of which is owned by Joseph F. Kruy, Chairman and Chief Executive Officer of Cambex Corporation, and members of his family. Jupiter is a supplier of multiprotocol frame relay access devices (FRADs) and network integration systems. Under the terms of this Agreement, Cambex agreed to manufacture, sell and deliver products exclusively to Jupiter. Cambex agreed to purchase approximately $300,000 of Jupiter inventory from Jupiter and paid Jupiter $100,000 towards that amount. During 1996, the Company shipped and billed to Jupiter $298,000 for Jupiter products plus $43,000 for expenses related to a sublease agreement. As of December 31, 1996, Cambex owes Jupiter $256,000 for inventory purchases and Jupiter owes Cambex $341,000 for revenue shipments plus expenses.

      On December 18, 1996, the Company announced that it has entered into an agreement to acquire Jupiter.

      The acquisition will involve the issuance of Cambex common stock to Jupiter Technology shareholders and is subject to approval by the shareholders of both companies and the receipt of a fairness opinion from an independent investment bank. Since Joseph F. Kruy and members of his family are holders of the controlling interest in Jupiter, the transaction has been negotiated and will be under the supervision of a committee of independent Directors of Cambex, chaired by Phillip C. Hankins.

                     CAMBEX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

                                 (Continued)



(12)  Related Party Transactions and Proposed Acquisition - Continued

      Under terms of the acquisition, 9,000,000 shares of Cambex common stock will be issued for shares of Jupiter Technology. The proxy statement soliciting the approval of Cambex shareholders will contain detailed information about Jupiter as well as information on the proforma effect of the merger.

(13) Events (Unaudited) Subsequent to date of Report of Independent Public Accountants

      On March 7, 1997, the Company established the 1997 Stock Option Plan (subject to stockholder approval). The 1997 Stock Option Plan provides for the issuance of up to 1,000,000 shares in the aggregate and up to 300,000 shares to any one employee.

                                        CAMBEX CORPORATION AND SUBSIDIARIES
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               Additions
                                              Charged To
                                   Balance at (Recovered             Balance
                                   Beginning   From)      Writeoffs/  at End
                                   of Year     Income     Deductions  of Year
                                   ----------  ---------  ---------- --------


     YEAR ENDED AUGUST 31, 1994:

       Reserve for doubtful accounts $324,000 $(150,000) $(36,000) $  138,000




     YEAR ENDED AUGUST 31, 1995:

       Reserve for doubtful accounts $138,000  $    -    $ (3,000) $  135,000




     FOUR MONTHS ENDED DECEMBER 31, 1995:

       Reserve for doubtful accounts $135,000  $    -   $   1,000 $  136,000




     YEAR ENDED DECEMBER 31, 1996:

       Reserve for doubtful accounts $136,000 $   -   $ (5,000) $  131,000

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                           March 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 27, 1997.


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

                   CONSENT_OF_INDEPENDENT_PUBLIC_ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-77667 and 33-18072).


Boston, Massachusetts
March 28, 1997