Form 10-K/A
period 1996-12-31
CAMBEX CORP
filed 1997-04-29
CIK 16590

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

             For the transition perio                 to


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

                                  PART III

                      Item 11.  Executive Compensation


The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) for the fiscal years ended December 31, 1996, August 31, 1995 and August 31, 1994.


                         Summary Compensation Table

                                     Annual Compensation

                                                                  Commissions
                                                                  and Incentive
Name and Position                    Year        Salary           Bonuses

Joseph F. Kruy                       1996        $200,000         $    -
Chairman, President and CEO          1995        $195,385         $ 8,962
                                     1994        $180,000         $46,810

Sheldon M. Schenkler                 1996        $110,000         $    -
Vice President of Finance and        1995        $110,000         $  1,680
Chief Financial Officer              1994        $106,731         $  8,777


                                     Long Term Compensation Awards

                                                          All Other
                                            Options       Compensation (1)
Name and Position                Year        (#)

Joseph F. Kruy                   1996        -              $3,854
Chairman, President and CEO      1995        -              $2,250
                                 1994        -              $4,943

Sheldon M. Schenkler             1996       10,000          $3,237
Vice President of Finance and    1995        -              $1,832
Chief Financial Officer          1994        5,000          $3,828


(1) Company contribution in Company Common Stock on officer's behalf to the Company's 401(k) Plan.


Directors who are not employed by the Company receive an annual fee of $10,000 and a fee of $1,000 for each meeting of the Board attended.

                               STOCK OPTIONS



The following table contains information concerning the grant of stock options under the Company's 1987 Combination Stock Option Plan to the executive officers named in the Summary Compensation Table.

                     Option Grants in Last Fiscal Year

Individual Grants

                                  % of Total
                      Options     Options Granted    Exercise
                      Granted     to Employees in    Price       Expiration
Name                  (#)         Fiscal Year        ($/share)   Date

Joseph F. Kruy        ---         ---                ---         ---

Sheldon M. Schenkler  10,000      4.61               $5.10       3/4/2006



                                                     Potential Realizable
                                                     Value at Assumed Annual
                                                     Rates of Stock Price
                                                     Appreciation for Option
Name                                                 Term (1)

                                           0%           5%            10%

Joseph F. Kruy                             --           --            --

Sheldon M.
Schenkler                                  $9,000       $46,700       $104,600




(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. This table does not take into account any appreciation in the price of the Common Stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The Company does not necessarily agree that this procedure fairly values the options involved.

               Aggregate Option Exercises in Last Fiscal Year
                      and Fiscal Year End Option Value

                                                         Number of
                                                         Options at
                                                         December 31, 1996
                       Shares Acquired    Value          Exercisable/
Name                   on Exercise (#)    Realized       Unexercisable


Joseph F. Kruy         65,788             $336,177       -

Sheldon M. Schenkler   -                  -              25,100/15,000


                                                         Value of
                                                         Unexercised
                                                         In-the-money
                                                         Options at
                                                         December 31, 1996
(1)
                                                         Exercisable/
Name                                                     Unexercisable

Joseph F. Kruy                                           -

Sheldon M. Schenkler                                     14,459/-

(1) The closing price of the Company's Common Stock on December 31, 1996 on the Nasdaq National Market was $1.81. The numbers shown reflect the value of options accumulated over all years of employment.



        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


The Compensation Committee is presently comprised of the Board of Directors. Mr. Kruy, the Company Chairman of the Board of Directors, President and CEO, participates as a member of the Board in compensation decisions, excluding decisions regarding his own compensation.

              EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS


Mr. Kruy is employed under an agreement which provides for his full-time employment as Chairman of the Board of Directors, President and Chief Executive Officer of the Company until December 31, 1998. Pursuant to an employment agreement dated November 18, 1994, the Company has agreed to pay Mr. Kruy minimum base compensation of $200,000 per year and an incentive bonus pursuant to the Company's Incentive Bonus Plan in an amount equal to 4% of the Company's pre-tax profit, as defined, beginning in fiscal year 1995 for each fiscal year during the term of the agreement. If another person is given either the title or the powers of Chief Executive Officer, Mr. Kruy will be entitled to resign and continue to be paid his fixed and incentive compensation, subject to mitigation, through December 31, 1998.



                      REPORT ON EXECUTIVE COMPENSATION

The Company has designed its compensation program to compensate employees, including its executives, in a consistent manner to promote a cooperative effort toward common goals of quality performance. Compensation is set at levels which the Company believes will attract, motivate and retain employees who can achieve these goals.

Compensation for the Company's executive officers consists of base salary, bonus and stock options. Base salaries and stock options are approved by the Compensation Committee presently comprised of the Board of Directors based upon a review of the responsibilities of the officer as well as a review of the base salaries and stock options of similar positions in other high technology companies of comparable revenues.

The Company believes that a substantial portion of an employee's compensation should be based on the performance of the Company. Therefore, the Company has an Incentive Bonus Plan which provides for annual cash bonuses to certain key employees of the Company based on the Company's operating results for the year up to an aggregate maximum of 15% of the Company's pre-tax income. As of December 31, 1996, approximately 10 employees were eligible to participate in this plan. Of the executive officers, Messrs. Kruy and Schenkler were participants in the plan in 1996. The amount of each individual bonus is determined at the discretion of the Board of Directors.

The Company also has the Cambex Corporation Employee Stock Purchase Plan which is an equity purchase plan designed to attract and retain employees who can make significant contributions to the success of the Company.

                             BOARD OF DIRECTORS

                               Joseph F. Kruy
                             Philip C. Hankins
                             C. V. Ramammorthy
                              Robert J. Spain


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                     (#)Shares of Common
                                     Stock Beneficially
                                     Owned as of               Percent
Name                                 December 31, 1996         of Class


Joseph F. Kruy                       1,404,940 (1)             15.43%

Philip C. Hankins                      106,358                  1.17%

C.V. Ramamoorthy                        99,156                  1.09%

Robert Spain                             0                        0%

Sheldon M. Schenkler                   10,900 (2)               0.11%


All directors and
executive officers
as a group
(5) persons                          1,621,354 (3)             17.80%

(1) Includes 56,250 shares owned by Mr. Kruy as co-trustee for his wife and children. Excludes 960,194 shares held by CyberFin Corporation, which is owned by Mr. Kruy's son. Mr. Kruy disclaims any beneficial interest in such shares.

(2) Excludes 25,100 shares as to which options are exercisable currently or within 60 days, of which 10,100 are in-the-money options.

(3) Directors and officers have shared investment power with respect to 56,250 shares and sole voting power with respect to 1,565,104 shares.


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


CAMBEX CORPORATION


By:    /s/ Joseph F. Kruy
       Joseph F. Kruy, President                      March 27, 1997



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