Form 10-Q
period 1997-03-29
CAMBEX CORP
filed 1997-05-09
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                 Quarterly Report Under Section 13 Or 15(d)
                   Of The Securities Exchange Act Of 1934



For the Quarter Ended:   March 29, 1997          Commission File No:   0-6933




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

             Yes  X                              No

                                         CAMBEX CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                        MARCH 29, 1997 AND DECEMBER 31, 1996
                                                       (UNAUDITED)

                                                        ASSETS

                                                                        MARCH 29,               DECEMBER 31,
                                                                          1997                      1996
                                                                      -------------             -------------
  CURRENT ASSETS:

     CASH AND CASH EQUIVALENTS                                       $     430,949             $     615,949


     ACCOUNTS RECEIVABLE, LESS RESERVES OF
       $131,000 ON MARCH 29, 1997 AND
       $131,000 ON DECEMBER 31, 1996                                     2,050,167                 1,934,708

     CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
       NET OF UNEARNED INTEREST INCOME OF $16,000 ON
       MARCH 29, 1997 AND $34,000 ON DECEMBER 31, 1996                     221,639                   423,220

     INVENTORIES                                                         6,303,531                 6,200,033

     PREPAID TAXES                                                          -                      2,335,295

     PREPAID EXPENSES                                                      178,582                   135,721
                                                                     --------------            --------------
        TOTAL CURRENT ASSETS                                         $   9,184,868             $  11,644,926
                                                                     --------------            --------------
  LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
     OF UNEARNED INTEREST INCOME OF $3,000 ON
     MARCH 29, 1997 AND $5,000 ON DECEMBER 31, 1996                  $      91,862             $     162,971

  LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
     DEPRECIATION OF $270,000 ON MARCH 29, 1997
     AND $244,000 ON DECEMBER 31, 1996                               $     114,234             $     140,417

  PROPERTY AND EQUIPMENT, AT COST:

     MACHINERY AND EQUIPMENT                                         $   7,384,095             $   7,379,202
     FURNITURE AND FIXTURES                                                304,666                   304,666
     LEASEHOLD IMPROVEMENTS                                                620,949                   620,949
                                                                     --------------            --------------
                                                                     $   8,309,710             $   8,304,817

     LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,433,080                 7,258,383
                                                                     --------------            --------------
        NET PROPERTY AND EQUIPMENT                                   $     876,630             $   1,046,434

  OTHER ASSETS
        TECHNOLOGY LICENSE/MARKETING AGREEMENT,
          NET OF ACCUMULATED AMORTIZATION OF $8,500,000
          ON MARCH 29, 1997 AND ON DECEMBER 31, 1996                 $      -                  $      -
        OTHER                                                               37,830                    37,830
                                                                     --------------            --------------
    TOTAL ASSETS                                                     $  10,305,424             $  13,032,578
                                                                     ==============            ==============


                                             CONSOLIDATED BALANCE SHEETS
                                          MARCH 29, 1997 AND DECEMBER 31, 1996
                                                      (UNAUDITED)

                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                                                          MARCH 29,            DECEMBER 31,
                                                                             1997                  1996
                                                                        -------------         --------------
  CURRENT LIABILITIES:

    REVOLVING CREDIT AGREEMENT                                          $         --          $   1,800,000

    ACCOUNTS PAYABLE                                                       4,576,271              4,329,638

    OBLIGATIONS FOR TRADE-IN MEMORY                                        1,071,772              1,036,235

    ACCRUED EXPENSES                                                       1,517,142              1,319,237
                                                                        -------------         --------------
       TOTAL CURRENT LIABILITIES                                        $  7,165,185          $   8,485,110
                                                                        -------------         --------------

  DEFERRED REVENUE                                                      $    855,641          $   1,022,751

  STOCKHOLDERS' INVESTMENT:

    PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
      AUTHORIZED - 3,000,000 SHARES
      ISSUED - NONE                                                               --                     --

    COMMON STOCK, $.10 PAR VALUE PER SHARE -
       AUTHORIZED -   25,000,000 SHARES
       ISSUED  -  10,615,039 SHARES ON MARCH 29, 1997 AND
                  10,614,139 SHARES ON DECEMBER 31, 1996                $  1,061,504          $   1,061,414

    CAPITAL IN EXCESS OF PAR VALUE                                        15,792,240             15,792,105

    CUMULATIVE TRANSLATION ADJUSTMENT                                        155,099                183,355

    RETAINED EARNINGS (DEFICIT)                                          (13,869,479)           (12,657,391)

    LESS - COST OF SHARES HELD IN TREASURY -
           1,534,356 ON MARCH 29, 1997 AND
           ON DECEMBER 31, 1996                                             (854,766)              (854,766)
                                                                        -------------         --------------
    TOTAL STOCKHOLDERS' INVESTMENT                                      $  2,284,598          $   3,524,717
                                                                        -------------         --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 10,305,424          $  13,032,578
                                                                        =============         ==============


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                  FOR THE THREE MONTHS ENDED
                                               MARCH 29, 1997 AND MARCH 30, 1996
                                                         (UNAUDITED)



                                                FOR THE THREE MONTHS ENDED


                                              MARCH 29,           MARCH 30,
                                                 1997                1996
                                            ------------         ------------

  REVENUES                                  $ 3,026,733         $  8,019,681

  COST OF SALES                               1,847,546            4,481,745
                                            ------------        -------------
  GROSS PROFIT                              $ 1,179,187         $  3,537,936

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   764,888         $  1,166,448
    SELLING                                   1,180,346            2,042,147
    GENERAL AND ADMINISTRATIVE                  398,110              699,993
                                            ------------        -------------
                                            $ 2,343,344         $  3,908,588
                                            ------------        -------------

  OPERATING INCOME (LOSS)                   $(1,164,157)        $   (370,652)

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $   (33,578)        $    (70,255)
    INTEREST INCOME                              15,276               26,464
    OTHER INCOME (EXPENSE)                      (29,629)            (573,590)
                                            ------------        -------------
  INCOME (LOSS) BEFORE INCOME TAXES         $(1,212,088)        $   (988,033)

  CREDIT (PROVISION) FOR INCOME TAXES       $     -             $     -
                                            ------------        -------------
  NET INCOME (LOSS)                         $(1,212,088)        $   (988,033)
                                            ============        =============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.13)         $     (0.11)
                                            ============        =============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,080,000            8,940,000



                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED
                                            MARCH 29, 1997 AND MARCH 30, 1996

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                 MARCH 29,         MARCH 30,
                                                                                    1997             1996
                                                                               ------------      -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (1,212,088)    $    (988,033)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                              $    200,880     $     614,403
    Amortization of prepaid expenses                                                 24,740             7,037
    Common stock issued in lieu of cash                                                 - -           110,938
    Change in assets and liabilities:
      Increase in accounts receivable                                              (115,459)         (427,427)
      Decrease (increase) in inventory                                             (103,498)        1,446,782
      Decrease in investment in sales-type leases                                   272,690           118,746
      Decrease in prepaid taxes                                                   2,335,295               282
      Decrease (increase) in prepaid expenses                                       (67,601)           11,674
      Decrease in other assets                                                          - -                15
      Increase in accounts payable                                                  246,633           260,205
      Increase in obligations for trade-in memory                                    35,537           214,110
      Increase (decrease) in accrued liabilities                                    197,905           (89,599)
      Increase (decrease) in deferred revenue                                      (167,110)          119,460

                                                                               -------------     -------------
        Total adjustments                                                      $  2,860,012     $   2,386,626
                                                                               -------------     -------------
        Net cash provided by operating activities                              $  1,647,924     $   1,398,593

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Equipment                                                           (4,893)          (70,374)
                                                                                ------------     -------------
        Net cash used in investing activities                                  $     (4,893)    $     (70,374)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $        225     $      29,707
    Net borrowings (repayments) under revolving credit agreement                 (1,800,000)              - -
                                                                               -------------     -------------
      Net cash provided by (used in) financing activities                      $ (1,799,775)    $      29,707

    Effect of exchange rate changes on cash                                         (28,256)          (64,736)
                                                                                ------------     -------------
  Net increase in cash and cash equivalents                                    $   (185,000)    $   1,293,190

  Cash and cash equivalents at beginning of period                             $    615,949     $     588,322
                                                                               -------------     -------------
  Cash and cash equivalents at end of period                                   $    430,949     $   1,881,512
                                                                               =============     =============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $     33,578     $      70,255
      Income Taxes                                                                      - -               - -

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 29, 1997         Commission File No:0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  March 29,             December 31,
                                    1977                    1966

       Raw materials              $3,079,579            $ 2,386,454
       Work-in-process               693,903                861,073
       Finished goods              2,328,549              2,765,066
       Trade-in memory               201,500                187,500

                                  $ 6,303,531           $ 6,200,033

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 29, 1997          Commission File: 0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the three months ended March 29, 1997 decreased 62% from the comparable three months of the prior year due principally to decreased sales of the Company's mainframe storage products.

              The gross profit (39%) for the first quarter of 1997 was lower than the 44% achieved in 1996 due primarily to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended March 29, 1997 decreased 40% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place.

              Other expense for the three months ended March 30, 1996 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement, which was amortized over a five year period, ending in 1996.

              During the first quarter, the Company received approximately $2,300,000 in cash from the Internal Revenue Service, which represented the refund due from prior periods. This refund was then used to repay the Company's outstanding debt under its Revolving Credit Agreement. After the final payment to its bank, the Revolving Credit Agreement was terminated and the bank released its security interest in the Company's accounts receivable, inventory and general intangibles.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 29, 1997             Commission File: 0-6933


Notes & Comments (Continued):

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

              Subsequent to the end of the first quarter, the Company announced that Cambex and Jupiter Technology, Inc. agreed to terminate the proposed acquisition of Jupiter by Cambex due to business and stock market conditions.

                                 FORM 10-Q

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 29, 1997             Commission File: 0-6933



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




Dated:        May 9, 1997