Form 10-Q
period 1997-06-28
CAMBEX CORP
filed 1997-07-23
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   June 28, 1997           Commission File No:   0-6933



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

             Yes  X                              No


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                            JUNE 28, 1997 AND DECEMBER 31, 1996
                                                           (UNAUDITED)

                                                            ASSETS


                                                                            JUNE 28,                DECEMBER 31,
                                                                              1997                      1996
                                                                          -------------             -------------
      CURRENT ASSETS:

         CASH AND CASH EQUIVALENTS                                       $     551,156             $     615,949


         ACCOUNTS RECEIVABLE, LESS RESERVES OF
           $131,000 ON JUNE 28, 1997 AND
           $131,000 ON DECEMBER 31, 1996                                     1,765,448                 1,934,708

         CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
           NET OF UNEARNED INTEREST INCOME OF $11,000 ON
           JUNE 28, 1997 AND $34,000 ON DECEMBER 31, 1996                      186,143                   423,220

         INVENTORIES                                                         5,399,110                 6,200,033

         PREPAID TAXES                                                          -                      2,335,295

         PREPAID EXPENSES                                                      117,161                   135,721
                                                                         --------------            --------------
            TOTAL CURRENT ASSETS                                         $   8,019,018             $  11,644,926
                                                                         --------------            --------------
      LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
         OF UNEARNED INTEREST INCOME OF $2,000 ON
         JUNE 28, 1997 AND $5,000 ON DECEMBER 31, 1996                   $      55,932             $     162,971

      LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
         DEPRECIATION OF $296,000 ON JUNE 28, 1997
         AND $244,000 ON DECEMBER 31, 1996                               $      88,043             $     140,417

      PROPERTY AND EQUIPMENT, AT COST:

         MACHINERY AND EQUIPMENT                                         $   7,392,541             $   7,379,202
         FURNITURE AND FIXTURES                                                304,666                   304,666
         LEASEHOLD IMPROVEMENTS                                                620,949                   620,949
                                                                         --------------            --------------
                                                                         $   8,318,156             $   8,304,817

         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    7,603,673                 7,258,383
                                                                         --------------            --------------
            NET PROPERTY AND EQUIPMENT                                   $     714,483             $   1,046,434

      OTHER ASSETS
            TECHNOLOGY LICENSE/MARKETING AGREEMENT,
              NET OF ACCUMULATED AMORTIZATION OF $8,500,000
              ON JUNE 28, 1997 AND ON DECEMBER 31, 1996                  $      -                  $      -
            OTHER                                                               37,830                    37,830
                                                                         --------------            --------------
        TOTAL ASSETS                                                     $   8,915,306             $  13,032,578
                                                                         ==============            ==============


                                           CONSOLIDATED BALANCE SHEETS
                                              JUNE 28, 1997 AND DECEMBER 31, 1996
                                                          (UNAUDITED)

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                              JUNE 28,             DECEMBER 31,
                                                                                 1997                  1996
                                                                            -------------         --------------
      CURRENT LIABILITIES:

        REVOLVING CREDIT AGREEMENT                                          $         --          $   1,800,000

        ACCOUNTS PAYABLE                                                       4,463,574              4,329,638

        OBLIGATIONS FOR TRADE-IN MEMORY                                          901,772              1,036,235

        ACCRUED EXPENSES                                                       1,418,287              1,319,237
                                                                            -------------         --------------
           TOTAL CURRENT LIABILITIES                                        $  6,783,633          $   8,485,110
                                                                            -------------         --------------

      DEFERRED REVENUE                                                      $    491,993          $   1,022,751

      STOCKHOLDERS' INVESTMENT:

        PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
          AUTHORIZED - 3,000,000 SHARES
          ISSUED - NONE                                                               --                     --

        COMMON STOCK, $.10 PAR VALUE PER SHARE -
           AUTHORIZED -   25,000,000 SHARES
           ISSUED  -  10,615,039 SHARES ON JUNE 28, 1997 AND
                      10,614,139 SHARES ON DECEMBER 31, 1996                $  1,061,504          $   1,061,414

        CAPITAL IN EXCESS OF PAR VALUE                                        15,792,240             15,792,105

        CUMULATIVE TRANSLATION ADJUSTMENT                                         93,411                183,355

        RETAINED EARNINGS (DEFICIT)                                          (14,452,709)           (12,657,391)

        LESS - COST OF SHARES HELD IN TREASURY -
               1,534,356 ON JUNE 28, 1997 AND
               ON DECEMBER 31, 1996                                             (854,766)              (854,766)
                                                                            -------------         --------------
        TOTAL STOCKHOLDERS' INVESTMENT                                      $  1,639,680          $   3,524,717
                                                                            -------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $  8,915,306          $  13,032,578
                                                                            =============         ==============


                                      CAMBEX CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                                      (UNAUDITED)

                                                      QUARTER ENDED                             SIX MONTHS ENDED

                                              JUNE 28,             JUNE 29,             JUNE 28,             JUNE 29,
                                                 1997                 1996                1997                 1996
                                            ------------         ------------         ------------         ------------

  REVENUES                                  $ 4,375,902         $  7,123,673         $  7,402,635         $ 15,143,354

  COST OF SALES                               2,850,962            3,334,490            4,698,508            7,816,235
                                            ------------        -------------        -------------        -------------
  GROSS PROFIT                              $ 1,524,940         $  3,789,183         $  2,704,127         $  7,327,119

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   747,516         $    916,345         $  1,512,404         $  2,082,793
    SELLING                                   1,026,156            1,761,483            2,206,502            3,803,630
    GENERAL AND ADMINISTRATIVE                  314,383              528,905              712,493            1,228,898
                                            ------------        -------------        -------------        -------------
                                            $ 2,088,055         $  3,206,733         $  4,431,399         $  7,115,321
                                            ------------        -------------        -------------        -------------

  OPERATING INCOME (LOSS)                   $  (563,115)        $    582,450         $ (1,727,272)        $    211,798

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $    (9,876)        $    (64,878)        $    (43,454)        $   (135,133)
    INTEREST INCOME                               4,042               30,108               19,318               56,572
    OTHER INCOME (EXPENSE)                      (14,281)            (343,487)             (43,910)            (917,077)
                                            ------------        -------------        -------------        -------------
  INCOME (LOSS) BEFORE INCOME TAXES         $  (583,230)        $    204,193         $ (1,795,318)        $   (783,840)

    PROVISION FOR INCOME TAXES              $         0         $          0         $          0         $          0
                                            ------------        -------------        -------------        -------------
  NET INCOME (LOSS)                         $  (583,230)        $    204,193         $ (1,795,318)        $   (783,840)
                                            ============        =============        =============        =============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.06)         $       0.02         $     (0.20)         $     (0.09)
                                            ============        =============        =============        =============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,080,000            8,975,000            9,080,000            8,950,000




                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

                                                                               FOR THE SIX MONTHS ENDED
                                                                                  JUNE 28,         JUNE 29,
                                                                                    1997             1996
                                                                               ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (1,795,318)    $   (783,840)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                              $    397,664     $  1,226,227
    Amortization of prepaid expenses                                                 28,990           14,074
    Common stock issued in lieu of cash                                                  --          110,938
    Change in assets and liabilities:
      Decrease in accounts receivable                                               169,260          781,995
      Decrease in inventory                                                         800,923          205,155
      Decrease in investment in sales-type leases                                   344,116            7,118
      Decrease in prepaid taxes                                                   2,335,295        2,257,928
      Increase in prepaid expenses                                                  (10,430)          (6,444)
      Decrease in other assets                                                           --               30
      Increase (decrease) in accounts payable                                       133,936         (596,158)
      Decrease in obligations for trade-in memory                                  (134,463)        (245,909)
      Increase (decrease) in accrued liabilities                                     99,050          (27,283)
      Increase (decrease) in deferred revenue                                      (530,758)         233,706

                                                                               -------------     ------------
        Total adjustments                                                      $  3,633,583     $  3,961,377
                                                                               -------------     ------------
        Net cash provided by operating activities                              $  1,838,265     $  3,177,537

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Equipment                                                     $    (13,339)    $   (123,258)
                                                                                ------------     ------------
        Net cash used in investing activities                                  $    (13,339)    $   (123,258)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $        225     $     61,491
    Repayments under revolving credit agreement                                  (1,800,000)        (560,000)
                                                                               -------------     ------------
      Net cash used in financing activities                                    $ (1,799,775)    $   (498,509)

    Effect of exchange rate changes on cash                                         (89,944)        (114,519)
                                                                                ------------     ------------
  Net increase (decrease) in cash and cash equivalents                         $    (64,793)    $  2,441,251

  Cash and cash equivalents at beginning of period                             $    615,949     $    588,322
                                                                               -------------     ------------
  Cash and cash equivalents at end of period                                   $    551,156     $  3,029,573
                                                                               =============     ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $     43,454     $    135,133
      Income Taxes                                                                       --           11,984

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 28, 1997             Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  June 28,              December 31,
                                    1997                    1996

       Raw materials              $2,474,639            $ 2,386,454
       Work-in-process               676,221                861,073
       Finished goods              2,046,750              2,765,066
       Trade-in memory               201,500                187,500

                                  $5,399,110            $ 6,200,033

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   June 28, 1997            Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the second quarter ended June 28, 1997 decreased 39% from the comparable three months of the prior year due principally to decreased sales of the Company's mainframe storage products.

              The gross profit (35%) for the second quarter of 1997 was lower than the 53% achieved in 1996 due to product mix and to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended June 28, 1997 decreased 35% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place.

              Other expense for the three months ended June 29, 1996 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement, which was amortized over a five year period, ending in 1996.

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

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   June 28, 1997            Commission File:      0-6933


Notes & Comments (Continued):

              The Company's present operating plans indicate that cash flow generated from operations will be adequate to meet its obligations.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 28, 1997             Commission File:  0-6933



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




Dated:        July 27, 1997