Form 10-Q
period 1997-09-27
CAMBEX CORP
filed 1997-11-10
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   September 27, 1997      Commission File No:   0-6933



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

             Yes  X                              No


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                            SEPTEMBER 27, 1997 AND DECEMBER 31, 1996
                                                           (UNAUDITED)

                                                            ASSETS


                                                                          SEPTEMBER 27,              DECEMBER 31,
                                                                              1997                      1996
                                                                          -------------             -------------
      CURRENT ASSETS:

         CASH AND CASH EQUIVALENTS                                       $     103,199             $     615,949


         ACCOUNTS RECEIVABLE, LESS RESERVES OF
           $131,000 ON SEPTEMBER 27, 1997 AND
           $131,000 ON DECEMBER 31, 1996                                     1,578,296                 1,934,708

         CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
           NET OF UNEARNED INTEREST INCOME OF $5,000 ON
           SEPTEMBER 27, 1997 AND $34,000 ON DECEMBER 31, 1996                  58,383                   423,220

         INVENTORIES                                                         4,579,538                 6,200,033

         PREPAID TAXES                                                          -                      2,335,295

         PREPAID EXPENSES                                                       73,078                   135,721
                                                                         --------------            --------------
            TOTAL CURRENT ASSETS                                         $   6,392,494             $  11,644,926
                                                                         --------------            --------------
      LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
         OF UNEARNED INTEREST INCOME OF $1,000 ON
         SEPTEMBER 27, 1997 AND $5,000 ON DECEMBER 31, 1996              $      40,993             $     162,971

      LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
         DEPRECIATION OF $154,000 ON SEPTEMBER 27, 1997
         AND $244,000 ON DECEMBER 31, 1996                               $      65,983             $     140,417

      PROPERTY AND EQUIPMENT, AT COST:

         MACHINERY AND EQUIPMENT                                         $   3,027,962             $   7,379,202
         FURNITURE AND FIXTURES                                                247,173                   304,666
         LEASEHOLD IMPROVEMENTS                                                620,949                   620,949
                                                                         --------------            --------------
                                                                         $   3,896,084             $   8,304,817

         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    3,349,135                 7,258,383
                                                                         --------------            --------------
            NET PROPERTY AND EQUIPMENT                                   $     546,949             $   1,046,434

      OTHER ASSETS
            TECHNOLOGY LICENSE/MARKETING AGREEMENT,
              NET OF ACCUMULATED AMORTIZATION OF $8,500,000
              ON SEPTEMBER 27, 1997 AND ON DECEMBER 31, 1996             $      -                  $      -
            OTHER                                                               37,830                    37,830
                                                                         --------------            --------------
        TOTAL ASSETS                                                     $   7,084,249             $  13,032,578
                                                                         ==============            ==============


                                           CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 27, 1997 AND DECEMBER 31, 1996
                                                          (UNAUDITED)

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                             SEPTEMBER 27,         DECEMBER 31,
                                                                                 1997                  1996
                                                                            -------------         --------------
      CURRENT LIABILITIES:

        REVOLVING CREDIT AGREEMENT                                          $         --          $   1,800,000

        ACCOUNTS PAYABLE                                                       4,670,813              4,329,638

        OBLIGATIONS FOR TRADE-IN MEMORY                                        1,014,250              1,036,235

        ACCRUED EXPENSES                                                         710,429              1,319,237
                                                                            -------------         --------------
           TOTAL CURRENT LIABILITIES                                        $  6,395,492          $   8,485,110
                                                                            -------------         --------------

      DEFERRED REVENUE                                                      $    555,352          $   1,022,751

      STOCKHOLDERS' INVESTMENT:

        PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
          AUTHORIZED - 3,000,000 SHARES
          ISSUED - NONE                                                               --                     --

        COMMON STOCK, $.10 PAR VALUE PER SHARE -
           AUTHORIZED -   25,000,000 SHARES
           ISSUED  -  10,636,108 SHARES ON SEPTEMBER 27, 1997 AND
                      10,614,139 SHARES ON DECEMBER 31, 1996                $  1,063,611          $   1,061,414

        CAPITAL IN EXCESS OF PAR VALUE                                        15,814,783             15,792,105

        CUMULATIVE TRANSLATION ADJUSTMENT                                        246,819                183,355

        RETAINED EARNINGS (DEFICIT)                                          (16,137,042)           (12,657,391)

        LESS - COST OF SHARES HELD IN TREASURY -
               1,534,356 ON SEPTEMBER 27, 1997 AND
               ON DECEMBER 31, 1996                                             (854,766)              (854,766)
                                                                            -------------         --------------
        TOTAL STOCKHOLDERS' INVESTMENT                                      $    133,405         $   3,524,717
                                                                            -------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $  7,084,249          $  13,032,578
                                                                            =============         ==============


                                      CAMBEX CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                                      (UNAUDITED)

                                                      QUARTER ENDED                             NINE MONTHS ENDED

                                            SEPTEMBER 27,        SEPTEMBER 28,        SEPTEMBER 27,        SEPTEMBER 28,
                                                 1997                 1996                1997                 1996
                                            ------------         ------------         ------------         ------------

  REVENUES                                  $ 1,225,125         $  4,192,637         $  8,627,760         $ 19,335,991

  COST OF SALES                               1,095,324            2,588,188            5,793,832           10,404,423
                                            ------------        -------------        -------------        -------------
  GROSS PROFIT                              $   129,801         $  1,604,449         $  2,833,928         $  8,931,568

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   555,043         $    886,381         $  2,067,447         $  2,969,174
    SELLING                                     705,902            1,679,713            2,912,404            5,483,343
    GENERAL AND ADMINISTRATIVE                  357,672              484,262            1,070,165            1,713,160
                                            ------------        -------------        -------------        -------------
                                            $ 1,618,617         $  3,050,356         $  6,050,016         $ 10,165,677
                                            ------------        -------------        -------------        -------------

  OPERATING INCOME (LOSS)                   $(1,488,816)        $ (1,445,907)        $ (3,216,088)        $ (1,234,109)

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $   (30,999)        $    (61,681)        $    (74,453)        $   (196,814)
    INTEREST INCOME                               2,368               28,317               21,686               84,889
    OTHER INCOME (EXPENSE)                     (166,886)            (439,536)            (210,796)          (1,356,613)
                                            ------------        -------------        -------------        -------------
  INCOME (LOSS) BEFORE INCOME TAXES         $(1,684,333)        $ (1,918,807)        $ (3,479,651)        $ (2,702,647)

    PROVISION FOR INCOME TAXES              $         0         $          0         $          0         $          0
                                            ------------        -------------        -------------        -------------
  NET INCOME (LOSS)                         $(1,684,333)        $ (1,918,807)        $ (3,479,651)        $ (2,702,647)
                                            ============        =============        =============        =============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.18)         $      (0.21)         $     (0.38)         $     (0.30)
                                            ============        =============        =============        =============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,090,000            9,000,000            9,090,000            8,975,000




                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                                                 FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 27,    SEPTEMBER 28,
                                                                                    1997             1996
                                                                               ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (3,479,651)    $ (2,702,647)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                              $    587,258     $  1,841,578
    Amortization of prepaid expenses                                                 28,990           14,074
    Common stock issued in lieu of cash                                                  --          161,715
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                    356,412       (2,225,309)
      Decrease in inventory                                                       1,620,495          886,207
      Decrease in investment in sales-type leases                                   486,815           10,255
      Decrease in prepaid taxes                                                   2,335,295        2,257,928
      Decrease in prepaid expenses                                                   33,653            3,787
      Decrease in other assets                                                           --               45
      Increase in accounts payable                                                  341,175          372,906
      Decrease in obligations for trade-in memory                                   (21,985)        (319,456)
      Increase (decrease) in accrued liabilities                                   (608,808)         419,544
      Increase (decrease) in deferred revenue                                      (467,399)         172,539

                                                                               -------------     ------------
        Total adjustments                                                      $  4,691,901     $  3,595,813
                                                                               -------------     ------------
        Net cash provided by operating activities                              $  1,212,250     $    893,166

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Equipment                                                     $    (13,339)    $   (123,258)
                                                                                ------------     ------------
        Net cash used in investing activities                                  $    (13,339)    $   (123,258)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $     24,875     $     61,491
    Repayments under revolving credit agreement                                  (1,800,000)        (920,000)
                                                                               -------------     ------------
      Net cash used in financing activities                                    $ (1,775,125)    $   (858,509)

    Effect of exchange rate changes on cash                                          63,464         (117,281)
                                                                                ------------     ------------
  Net increase (decrease) in cash and cash equivalents                         $   (512,750)    $   (205,882)

  Cash and cash equivalents at beginning of period                             $    615,949     $    588,322
                                                                               -------------     ------------
  Cash and cash equivalents at end of period                                   $    103,199     $    382,440
                                                                               =============     ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $     43,454     $    196,814
      Income Taxes                                                                       --           12,263

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 27, 1997        Commission File No:   0-6933

Notes & Comments:

       (1)Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

       The Company has deferred revenue associated with the sale of certain products which have future performance obligations, relating to reinstallation of IBM memory and maintenance.

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  September 27,         December 31,
                                    1997                    1996

       Raw materials              $2,463,054            $ 2,386,454
       Work-in-process             1,004,292                861,073
       Finished goods              1,072,192              2,765,066
       Trade-in memory                 -                    187,500

                                  $4,579,538            $ 6,200,033

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 27, 1997            Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the third quarter ended September 27, 1997 decreased 71% from the comparable three months of the prior year due to decreased sales of the Company's mainframe storage and client/server storage products.

              The gross profit of 11% for the third quarter of 1997 was lower than the 38% achieved in 1996 due to product mix and to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended September 27, 1997 decreased 47% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place.

              Other expense for the three months ended September 28, 1996 included approximately $425,000 in amortization expenses relating to the Company's technology license/marketing agreement, which was amortized over a five year period, ending in 1996.

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

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 27, 1997      Commission File:      0-6933


Notes & Comments (Continued):

              On July 25, 1997, the Cambex common stock ceased being traded on the Nasdaq stock market and began trading on the OTC bulletin board (symbol: CBEX).

              On October 10, 1997, Cambex filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Boston, Massachusetts. By filing this petition, Cambex will be given the opportunity to reorganize and restructure its indebtedness under court protection. The Company plans to file its Plan for Reorganization during the first quarter of 1998.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  September 27, 1997             Commission File:  0-6933



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




Dated:        November 10, 1997