Form 10-K
period 1997-12-31
CAMBEX CORP
filed 1998-07-17
CIK 16590

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[   X   ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)   OF THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For the fiscal year ended December 31, 1997

OR

[       ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF THE   SECURITIES   EXCHANGE  ACT   OF   1934    (NO FEE
         REQUIRED)

             For   the   transition   period      to


             Commission file number 0-6933

                              CAMBEX CORPORATION
              (Exact  name  of  registrant  as  specified in  its charter)


Massachusetts                                    04 244 2959
(State or other                                  (I.R.S. Employer
jurisdiction   of                                 Identification No.)
incorporation or
organization)

360 Second Avenue                                02451
Waltham, Massachusetts                           (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code: 781-890-6000



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

An  Exhibit  Index  setting forth the exhibits filed  herewith or incorporated by reference herein is included herein at Page A-1. The aggregate market value of the voting stock held by nonaffiliates of Cambex Corporation as of June 29, 1998 was $4,703,439, based on the closing price of the common stock on that date.

The   number  of  shares  of  Cambex  Corporation's  common
stock outstanding as of June 29, 1998: 9,337,909.

                                    PART I
                              Item 1.  Business.
General

The Company is engaged in the design, development, manufacture, lease and sale of direct access storage products used with IBM mainframe and open systems computer platforms.

Products

The Company offers direct access storage solutions. The products include add-in memories including STOR/9000 memories for the IBM 9672 CMOS and the ES/9000 Model 9021 mainframe computers, Cache memory for the IBM 3990 Model 3 and Model 6 and the IBM 9390 Disk Controllers, Mainframe or Enterprise Server Disk Storage Products, Open Systems Disk Arrays, and the Centurion Storage Manager. The products are priced for under $10,000 to approximately $500,000. The Company also sells or leases trade-in memory which it acquires from its customers when this memory is replaced by new memory. In most transactions, when the Company upgrades a computer system with its memory, the customer pays the Company in whole or in part with memory already resident on the machine. On certain occasions, the memory already resident on the customer's machine is more valuable than the Company's memory, and in those cases, the Company pays the difference to the customer, net of a customary gross profit for the Company.

Maintenance

The Company arranges for maintenance of its products at the time of lease or sale on a monthly or lifetime fee per system basis. It normally provides this maintenance through its own maintenance personnel or through authorized maintenance companies supported by the Company's personnel.

Research and Development and New Products
The Company maintains a research and development program directed to the development of new products and systems, to the improvement and refinement of its present products and systems and to the expansion of their uses
and applications.   The new  products include  memory  and  cached  high
availability RAID disk array products. The dollar amount spent by the Company during each of its last three fiscal years on such activities was approximately $2,322,000 in 1997, $3,433,000 in 1996, $1,659,000 in the
four months ended December 31, 1995 and $6,345,000 in fiscal year ended August 31, 1995.

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


Competition

The market for the Company's memory products is dominated by International Business Machines Corporation (IBM). In the direct access storage market, the Company's current competitors include several large companies in addition to
IBM.   IBM announcements concerning  new  systems, improved performance characteristics of existing systems and price reductions have had adverse effects on the markets for the Company's products in the past.

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

Backlog
As of December 31, 1997, the dollar amount of the Company's firm backlog was approximately $144,000. On the same date of the preceding year, the comparable amount was approximately $163,000. All such backlog was deliverable within a year. Such backlog has no material seasonal characteristics. All equipment ordered by customers is subject to acceptance and satisfactory performance as well as the Company's ability to meet delivery schedules. The Company believes that backlog is not a meaningful indication of future business.

Patents

Although the Company owns 26 patents, it does not consider its patent position to be significant from a competitive standpoint.

Significant Customers

No single customer accounted for 10% or more of sales during fiscal years ended December 31, 1997 and August 31, 1995, and for the four month period ended December 31, 1995. During fiscal 1996, sales to one customer accounted for 14% of the Company's sales.

Employees

On June 29, 1998, the Company employed 36 persons.





                             Item 2.  Properties

The Company leases approximately 68,000 square feet of floor space in Waltham, Massachusetts, under a lease for a term ending May 31, 2003. This facility consists of office, manufacturing and R & D space. The Company subleases 8,000 square feet of this space for a term ending December 31, 1998. On January 16, 1998, the Company entered into a sublease agreement with a third party pursuant to which the Company sublet approximately 20,000 square feet in its Waltham, Massachusetts facility (which is approximately 30% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003. The Company also leases additional sales and support offices throughout the United States and Europe.




                          Item 3.  Legal Proceedings




The Company filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 with the United States Bankruptcy Court (the "Court") in Boston, Massachusetts. The Company filed a reorganization plan (the "Plan") with the Court on February 9, 1998 and filed a Disclosure Statement and amended the Plan on March 17, 1998.

The Court approved the Disclosure Statement on March 17, 1998 as containing information of a kind and in sufficient detail adequate to enable the holders of claims against the Company to make an informed decision with respect to acceptance or rejection of the Plan.

On April 23, 1998, following the unanimous approval of the Plan by the Company's unsecured creditors, the Court confirmed the Company's Plan and the Company emerged from Chapter 11. Under the terms of the Plan, creditors will receive a full payout over the next 36 months either in the form of all cash or a combination of 80% cash and two shares of common stock for each dollar of the remaining 20% of their claims. The maximum number of new shares to be issued under the Plan is approximately 550,000.

Subsequent to confirmation of the Plan, the Company paid approximately $300,000 of pre-petition debt and $400,000 in legal and professional fees.
The remaining balance of unsecured debt of approximately $4,300,000 will be paid over a thirty month period commencing in October, 1998.

The Company incurred approximately $400,000 in legal and professional expenses relative to its Chapter 11 proceeding, of which approximately $200,000 was accrued as of December 31, 1997.

The Company is involved in certain legal proceedings arising in the ordinary course of business, including those relating to prepetition creditor claims. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition.




         Item  4.   Submission of Matters to a  Vote  of Security Holders.

                                 None.

                                PART II

              Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded over the counter. The approximate number
of shareholders of record at June 29, 1998 was 626.   The high and low sales
prices for the Company's stock for each quarter during the years ended December 31, 1997 and December 31, 1996 are as follows:




                                         1997                     1996
                                   High          Low       High          Low

         First  Quarter            1.94         1.31       8.13         5.13
         Second  Quarter           1.56         0.97       7.13         5.38
         Third  Quarter            1.56         0.41       5.75         3.00
         Fourth  Quarter           0.41         0.13       3.88         1.69



The Company has not paid dividends on its common stock in the past and does not expect to do so in the foreseeable future.



                      Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

                  Year        Year       Four     Year       Year       Year
                  Ended       Ended     Months    Ended      Ended      Ended
                 December    December   December  August     August     August
                   1997       1996       1995      1995       1994       1993

                        (In thousands, except per share amounts)

Revenues         $  10,066   $ 22,917   $ 8,509    $35,152   $40,549   $46,160
Net income(loss)   ( 6,597)   ( 8,632)   (2,855)    (9,899)      590   ( 2,407)

Per share data:
Net income(loss)   (  0.72)   (  0.96)  (  0.32)   (  1.14)     0.07    ( 0.28)

Weighted Average
   Common and Common
   Equivalent Shares
   Outstanding       9,100      9,000     8,920      8,700     8,550     8,650
Total  assets     $  3,928   $ 13,033   $26,212    $32,027   $38,048   $36,119

Long-term  debt      -----     ------    ------     ------     3,900     2,050


            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 1997 as compared with Fiscal 1996

The  Company's revenues were $10,066,000 and $22,917,000  in 1997 and  1996, respectively. The Company's revenues for the mainframe memory products for the IBM ES/9021 declined significantly in 1997. Historically, the Company's mainframe revenues have been cyclical, dependent on the technological changes initiated by IBM. During 1997, IBM introduced a new CMOS mainframe processor, and as a result, customers reduced their purchases of incremental memory for the ES/9021 machines. The demand for additional memory usually lags the introduction of new generations of mainframes by twelve to eighteen months, but the Company is unable to predict whether or when the market will return to its former position. The Company had planned to balance the decline in mainframe memory revenues by selling mainframe and client/server disk storage products. Initial shipments of the Company's mainframe disk storage product (Cascade) experienced operating problems, which required additional time to resolve. These problems were corrected by the end of 1997.

The Company has reduced its general level of expenses since 1994 as a result of decreasing annual revenues. The total number of employees has decreased each year. These staff reductions have impacted all functional areas and should be considered when analyzing comparative financial statements.

                                    8


Cost of sales as a percentage of revenues was 94% and 75% in 1997 and 1996, respectively. The major reason for the increased cost of sales is the decrease in total revenues and the resulting effect of fixed overhead costs. Inventory write-downs in 1997 and 1996 were approximately $2,700,000 and $3,000,000, respectively. Their effect on the cost of sales percentage was 28% and 13% in 1997 and 1996, respectively.

Research and development expenses represented 23% ($2,322,000) and 15% ($3,433,000) in 1997 and 1996, respectively. The reduction in total expenses is due mainly to reduced staffing. Sales and general and administrative expenses were $4,489,000 and $8,986,000 in 1997 and 1996, respectively. The reduction in expenses is due primarily to lower staffing levels.

The Company recognized a net expense of $1,823,000 in 1996, which was entirely due to amortization of a technology license and marketing agreement that was acquired in 1992. The amortization was over a five year period, ending in 1996.
The Company recognized   a  net  expense  of  $295,000  in  1997, of which
approximately $200,000 relates to accrued professional services in conjunction with the Chapter 11 services. The Company recorded $244,000 in interest expense in 1996, which was related to a revolving credit agreement with a bank. The entire balance of the outstanding loan was repaid in February 1997.

The Company recorded no income tax provision or credit in 1997 and a net credit of $200,000 in1996.


Fiscal 1996 as compared with Fiscal 1995

The year to year comparisons as they relate to the results of operations are being made between the twelve months ended December 31, 1996 and the twelve months ended August 31, 1995. The balance sheet comparisons are between December 31, 1996 and December 31, 1995.

The Company's revenues decreased 35% to $22,900,000 in 1996 as compared to $35,200,000 in 1995 due to lower mainframe memory and client/server product revenues and the delay in the development of the cost-reduced Cascade expanded disk array product. During 1995, there was an unprecedented slowdown and price erosion in the ES/9000 mainframe computer market. This slowdown continued throughout 1996. The Company was unable to gain significant market share with its mainframe and client server disk storage products to offset the slowdown.

Gross profit decreased 53% to $5,600,000 (24% of revenues) in 1996 from $11,700,000 (33% of revenues), before the recognition of the decline in value of IBM trade-in memory as described in the next section, in 1995. The decrease in the gross profit percentage in 1996 is due to inventory write-downs and increase in reserves approximating $3,000,000 in the aggregate, lower margins on the Company's mainframe disk storage products and significantly lower volume which prevented the full absorption of manufacturing overhead.

                                9


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

The Company recorded a credit for income taxes in both 1996 and 1995. The Company's prepaid tax asset is realizable through carrybacks against taxes paid in prior years. The full amount of the prepaid taxes, as it related to the United States portion, was received from the Internal Revenue Service
subsequent to  the  end of  1996.   Total accounts receivable decreased to
$1,900,000 in 1996 from $2,600,000 in 1995 due to lower revenues. Inventories decreased to $6,200,000 in 1996 from $12,000,000 in 1995 due to decreased purchases, significantly lower levels of IBM trade-in memory and an additional $3,000,000 in inventory writedowns and reserves in 1996. Property and equipment (net) decreased to $1,000,000 in 1996 from $1,500,000 in 1995 since total purchases amounted to $100,000 while depreciation and amortization was $600,000.

During the second quarter of 1996, the Company agreed with its bank to extend and modify its Revolving Credit Agreement. Under the terms of the Modification Agreement, the outstanding balance at that time, $3,020,000 would be repaid, after an initial payment of $320,000, over a period of twenty four (24) months at $120,000 per month, with interest at the prime rate plus one percent. The Company granted to its bank a security interest in the Company's accounts receivable, inventory and general intangibles. In addition, the Company agreed to apply its anticipated refund from the Internal Revenue Service of not less than $1,900,000 to the outstanding balance upon receipt. As of December 31, 1996, $1,800,000 remained outstanding under this Agreement. In February 1997, the Company received its refund from the Internal Revenue Service and repaid its bank in full and the agreement was terminated. Consequently, the bank released its security interest in the Company's accounts receivables, inventory and general intangibles.


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

Inflation

The Company did not experience any material adverse effects in 1997, 1996 and 1995 due to general inflation.

Liquidity and Capital Resources

As discussed more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations. Consequently, the Company's ability to continue as a going concern is dependent upon several factors, including the Company's ability to raise additional capital. The additional financing will be used to pay certain expenses, fees and prepetition administrative claims relative to consummation of the Plan and then to fund continuing operations of the Company, particularly in development, sales and marketing.

On June 1, 1998, the Company raised approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Secured Subordinated Convertible Promissory Notes (the "Notes"). Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share.
In addition to the Note, each holder was issued a Stock Purchase Warrant (the "Warrant"), the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.

The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and to increase revenue through new strategic alliances and selling products with improved gross margins. There are no assurances that such actions will increase revenues.

The Company's cash and marketable securities were $476,000 and $616,000 at December 31, 1997 and December 31, 1996, respectively. Working capital was $2,512,000 at December 31, 1997 compared to $3,160,000 at December 31, 1996.
During 1997, the Company expended $22,000 for capital equipment to support its growth. During fiscal 1998, the Company expects to acquire less than $100,000 of capital equipment.

Year 2000

The Company has evaluated the impact of changes necessary to achieve a year 2000 date conversion. Software failures due to processing errors arising from calculations using the year 2000 date are a known risk. Major areas of potential impact have been identified and it is management's opinion that the software currently in use, or that which will be in use at the time is year 2000 compliant. Therefore, the Company does not expect a material impact on future resultsdue to conversion or noncompliance.

Forward-Looking Statements

The statements contained in "Manangement Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgement, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

           Item 8. Financial Statements and Supplememtary Data

See financial statements, beginning at page F-2, incorporated by reference.

Unaudited quarterly financial data pertaining to the results of operations for 1997 and 1996 are as follows:

                       Q1          Q2           Q3          Q4
                        (in thousands, except per share amounts)
December 31, 1997
Revenues            $ 3,027       $ 4,376      $ 1,225     $ 1,438
Gross Profit (Loss)   1,179         1,525          130      (2,269)
Net Income (Loss)    (1,212)       (  583)      (1,684)     (3,118)
Earnings (Loss)
 Per Share           ( 0.13)       ( 0.06)      ( 0.18)     ( 0.35)

December 31, 1996
Revenues            $ 8,020       $ 7,124      $ 4,193     $ 3,580
Gross Profit (Loss)   3,538         3,789        1,604      (3,370)
Net Income (Loss)    (  988)          204       (1,919)     (5,929)
Earnings (Loss)
 Per Share           ( 0.11)         0.02       ( 0.21)     ( 0.66)

             Item 9. Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.

                           None.

                            PART III

                  Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company are as follows:

Name                 Positions and Offices with the Company;
                     Business Experience During Last Five Years

Joseph F. Kruy       President and a Director from incorporation in
Age:   66            1968 to December, 1975 and from June, 1976 to
                     date; Chairman of the Board of Directors from December, 1975 to date; Treasurer from June, 1985 to April, 1987 and January, 1988 to April, 1988 and August, 1997 to date.

Philip C. Hankins    Director since 1979. President, Charter
Age:   66            Information Corporation (Informatio Processing).

Robert Spain         Director since 1995. President CFC, Inc.
Age:   60            (Electronic Components Manufacturing).

Sheldon M. Schenkler Vice President of Finance and Chief Financial
Age:   47            Officer from April, 1988 to date; Treasurer from
                     April, 1988 to June, 1991.

                    Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) for the fiscal years ended December 31, 1997, December 31, 1996, and August 31, 1995.

                          Summary Compensation Table

                             Annual Compensation

                                                                   Commissions
                                       Salary       Salary        and Incentive
Name and Position              Year     Paid       Deferred(1)        Bonuses

Joseph F. Kruy                 1997   $136,270     $63,730            $  -
Chairman, President and CEO    1996   $200,000     $  -               $  -
                               1995   $195,385     $  -               $8,962

Sheldon M. Schenkler           1997   $ 96,091     $13,909            $  -
Vice President of Finance and  1996   $110,000     $  -               $  -
Chief Financial Officer        1995   $110,000     $  -               $  -

                             Long Term Compensation Awards

                                                                  All Other
Name and Position                Year          Option(#)       Compensation(2)

Joseph F. Kruy                   1997             -               $  -
Chairman, President and CEO      1996             -               $3,854
                                 1995             -               $2,250

Sheldon M. Schenkler             1997             -               $  -
Vice President of Finance and    1996           10,000            $3,237
Chief Financial Officer          1995             -               $1,832

(1) Salary deferred is a prepetition obligation of the Company and will be paid as an unsecured claim pursuant to the Plan and to the extent applicable, a portion was treated as a priority claim. Under the terms of the Reorganization Plan, Mr. Kruy was entitled to receive the salary deferral as an executory contract. Rather than receive the deferral in cash, the entire amount was incorporated into Mr. Kruy's loan to the Company in exchange for a 10% secured subordinated promissory note.

(2) Company contribution in Company Common Stock on officer's behalf to the Company's 401(K) Plan.


Directors who are not employed by the Company receive an annual fee of $10,000 and a fee of $1,000 for each meeting of the Board attended.


                                          14




Stock Options

No options were granted to or exercised by the executive officers named in the Summary Compensation Table.

Aggregate Fiscal Year End Option Value
                  Number of Options           Value of Unexercised In-the-money
                  at December 31, 1997         Options at December31, 1997(1)
Name              Exercisable/Unexercisable      Exercisable/Unexercisable

Joseph F. Kruy               -                               -

Sheldon M. Schenkler   31,100/9,000                         -/-

(1) The closing price of the Company's Common Stock on December 31, 1997 was $0.14. The numbers shown reflect the value of options accumulated over all years of employment.


Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently comprised of the Board of Directors. Mr. Kruy, the Company Chairman of the Board of Directors, President and CEO, participates as a member of the Board in compensation decisions, excluding decisions regarding his own compensation.


Employment Contracts and Termination Agreements

Mr. Kruy is employed under an agreement which provides for his full-time employment as Chairman of the Board of Directors, President and Chief Executive Officer of the Company until December 31, 1998. Pursuant to an employment agreement dated November 18, 1994, the Company has agreed to pay Mr. Kruy minimum base compensation of $200,000 per year and an incentive bonus pursuant to the Company's Incentive Bonus Plan in an amount equal to 4% of the Company's pre-tax profit, as defined, beginning in fiscal 1995 for each fiscal year during the term of the agreement. If another person is given either the title or the powers of the Chief Executive Officer, Mr. Kruy will be entitled to resign and continue to be paid his fixed and incentive compensation, subject to mitigation, through December 31, 1998.


Report on Executive Compensation

The Company has designed its compensation program to compensate employees, including its executives, in a consistent manner to promote a cooperative effort toward common goals of quality performance. Compensation is set at levels which the Company believes will attract, motivate, and retain employees who can achieve these goals.

Compensation for the Company's executive officers consists of base salary, bonus and stock options. Base salaries and stock options are approved by the

                                    15


Compensation Committee presently comprised of the Board of Directors based upon a review of the responsibilities of the officer as well as a review of the base salaries and stock options of similar positions in other high technology companies of comparable revenues.

The Company believes that a substantial portion of an employee's compensation should be based on the performance of the Company. Therefore, the Company has an Incentive Bonus Plan which provides for annual cash bonuses to certain key employees of the Company based on the Company's operating results for the year up to an aggregate maximum of 15% of the
Company's pre-tax income.   As  of December  31,  1997,
approximately 10 employees were eligible to participate in this plan. Of the executive officers, Messrs. Kruy and Schenkler were participants in this plan in 1997. The amount of each individual bonus is determined at the discretion of the Board of Directors.

The  Company  also  has  the  Cambex  Corporation  Employee
Stock Purchase Plan which is an equity purchase plan designed to attract and retain employees who can make significant contributions to the success of the Company.

                              BOARD OF DIRECTORS
                              Joseph F. Kruy
                              Philip C. Hankins
                              C.V. Ramamoorthy
                              Robert J. Spain


 Item  12.  Security Ownership of Certain Beneficial Owners  and Management.

                       (#)Shares of Common
                       Stock Beneficially Owned
Name                       as of December 31, 1997     Percent of Class

Joseph F. Kruy                 1,404,940(1)                 15.43%

Philip C. Hankins                106,358                     1.17%

C.V. Ramamoorthy                  99,156                     1.09%

Robert Spain                          -                       -

Sheldon M. Schenkler              10,900(2)                  0.11%

All directors and
executive officers
as a group (5 persons)         1,621,354(3)                 17.80%

(1) Includes 56,250 shares owned by Mr. Kruy as co-trustee for his wife and children. Excludes 960,194 shares held by CyberFin Corporation, which is owned by Mr. Kruy's son. Mr. Kruy disclaims any beneficial interest in such shares.
(2) Excludes 31,100 shares as to which options are exercisable currently or within 60 days, of which none are in-the-money options.
(3) Directors and officers have shared investment power with respect to 56,250 shares and sole voting power with respect to 1,565,104 shares.

                                    16

Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.

             Item   13.    Certain   Relationships   and Related Transactions.

During  the  third  quarter of 1996, the Company  entered  into a Manufacturing Agreement with Jupiter Technology, Inc.
("Jupiter"), the  majority  of which is owned by Joseph F. Kruy,
Chairman  and Chief  Executive Officer of Cambex Corporation,
and his son, Peter Kruy. Under the terms of this Agreement, Cambex agreed to manufacture, sell and deliver products exclusively to
Jupiter. Cambex  agreed  to  purchase  approximately  $300,000 of  Jupiter inventory  from  Jupiter and paid Jupiter  $100,000
towards  that amount.   During 1996, the Company shipped and
billed  to  Jupiter $298,000 for Jupiter products plus $43,000 for expenses related to a sublease agreement.  During 1997, the Company shipped and billed to  Jupiter  $174,000  for  Jupiter  products  plus  $118,000 for expenses related to a sublease agreement. As of December 31, 1997, Cambex owed Jupiter $267,000 for inventory purchases and Jupiter owed Cambex $504,000 for revenue shipments plus expenses. In January, 1998, substantially all of the assets of Jupiter Technology were purchased by an unrelated third party. In March, 1998, Jupiter paid the Company $230,000, which represented the net amount due the Company.

On June 1, 1998, the Company raised approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10%"Warrant"), the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.

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

10.11 Cambex Corporation Reorganization Plan (incorporated herein by reference to Exhibit 10.11 to Form 8-K for April 23, 1998).

23.        Consent of Independent Public Accountants.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                          DEBTOR-IN-POSSESSION
                 (Information required by Part II, Item 8
                        and Part IV, Item 14 of Form 10-K)


                             FINANCIAL STATEMENTS

                                                                 Page

Report of Independent Public Accountants                         F - 2

Consolidated Balance Sheets - December 31, 1997 and 1996         F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 1997, December 31, 1996 and
       August 31, 1995 and for the Four Months Ended
       December 31, 1995                                         F - 4

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 1997,
       December 31, 1996 and August 31, 1995 and for
       the Four Months Ended December 31, 1995                   F - 5

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1997, December 31, 1996
       and August 31, 1995 and for the Four Months
       Ended December 31, 1995                                   F - 6

Notes to Consolidated Financial Statements                       F - 7


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 1997,
               DECEMBER 31, 1996 AND AUGUST 31, 1995 AND FOR THE
                     FOUR MONTHS ENDED DECEMBER 31, 1995

Schedule Number


       II         Valuation and Qualifying Accounts              F - 24


Schedules other than those referred to above have been omitted, as they are not required or the information is included elsewhere in the financial statements or the notes thereto.


                                    - 21 -
                                                               F-1



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders of Cambex Corporation:


We  have  audited the accompanying consolidated balance sheets of Cambex
Corporation   (Debtor-In-Possession)   (a Massachusetts corporation)  and
subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express
an opinion on these financial statements based on  our audit.   The financial
statements of Cambex Corporation and subsidiaries as of December 31, 1996 and 1995 and August 31, 1995 were audited by other auditors whose report dated March 4, 1997, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern discussed in Note 1 to the financial statements.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the


Report of Independent Public Accounts
Page - 2 -



Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                 BELANGER & COMPANY, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS























Chelmsford, Massachusetts
June 15, 1998

                                    F-2
                                    22


             CAMBEX CORPORATION AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION)
               CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1997 and 1996

                                 ASSETS

                                                         1997           1996
CURRENT ASSETS:

  Cash and cash equivalents                         $   476,246   $    615,949
  Accounts receivable, less reserves of $131,000
    in 1997 and $131,000 in 1996                      1,200,343      1,934,708


  Current portion of investment in sales-type
    leases, net of unearned interest income of
    $4,000 in 1997 and $34,000 in 1996                  59,299         423,220
  Inventories                                        1,412,925       6,200,033
  Refundable income taxes                               -            2,335,295
  Prepaid expenses                                     121,183         135,721

      Total current assets                          $3,269,996    $ 11,644,926

LONG-TERM INVESTMENT IN SALES-TYPE LEASES,
  net of unearned interest income of $1,000
  in 1997 and $5,000 in 1996                        $   25,820    $    162,971


LEASED EQUIPMENT, at cost, net of
  accumulated depreciation of $183,000
  in 1997 and $244,000 in 1996                      $   37,886    $    140,417


PROPERTY AND EQUIPMENT, at cost
    Machinery and equipment                         $3,036,699    $  7,379,202
    Furniture and fixtures                             247,173         304,666
    Leasehold improvements                             620,949         620,949

                                                    $3,904,821    $  8,304,817

    Less- Accumulated depreciation and amortization  3,347,941       7,258,383

                                                    $  556,880    $  1,046,434

OTHER ASSETS
  Technology License/Marketing Agreement,
    net of accumulated amortization of $8,500,000
    in 1997 and $8,500,000 in 1996                  $    -        $      -
  Other                                                 37,830          37,830


    Total Assets                                    $3,928,412    $ 13,032,578
                                                    ==========    ============
The accompanying notes are an integral part of these consolidated financial statements.

               -23-
                                   F-3

             CAMBEX CORPORATION AND SUBSIDIARIES
                   (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1997 AND 1996

             LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                        1997           1996

   LIABILITIES NOT SUBJECT TO COMPROMISE:
 CURRENT LIABILITIES:
  Revolving Credit Agreement                      $      -       $   1,800,000
  Accounts payable                                    296,419        4,329,638
  Obligations for trade-in memory                        -           1,036,235
  Accrued expenses -
    Payroll and related                                96,713          839,945
    Income and other taxes                             12,143          176,991
    Other                                             352,869          302,301

      Total current liabilities                   $   758,144    $   8,485,110


 DEFERRED REVENUE                                 $    15,478    $   1,022,751


LIABILITIES SUBJECT TO COMPROMISE -
    Accounts payable and accrued expenses         $ 6,325,273    $       -


    Total Liabilities                             $ 7,098,895    $   9,507,861


COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' INVESTMENT
  Preferred Stock, $1.00 par value per share -
    Authorized--3,000,000 shares
    Issued--None                                  $              $
  Common Stock, $.10 par value per share -
    Authorized--25,000,000 shares
    Issued- 10,636,108 shares in 1997 and
    10,614,139 shares in 1996                       1,063,611        1,061,414
  Capital in excess of par value                   15,814,783       15,792,105
  Cumulative translation adjustment                    60,756          183,355
  Retained earnings (deficit)                     (19,254,867)     (12,657,391)
  Less - Cost of shares held in treasury--
    1,534,356 shares in 1997 and 1996                (854,766)        (854,766)



    Total Stockholders' Investment                $(3,170,483)   $   3,524,717

    Total Liabilities and Stockholders'
    Investment                                    $ 3,928,412    $  13,032,578

              F-3                                                        23

                    CAMBEX CORPORATION AND SUBSIDIARIES
                       (DEBTOR-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Four Months
                                           Year Ended     Year Ended       Ended     Year Ended
                                         December 31,   December 31,   December 31,  August 31,
                                            1997           1996           1995         1995

   REVENUES
    Sales                                  $ 6,667,693    $17,741,399    $ 5,913,934   $ 28,038,337
    Maintenance and operating leases         3,398,699      5,083,624      2,561,759      7,013,674
    License fees                                 -             91,667         33,333        100,000

        Total revenues                     $10,066,392    $22,916,690    $ 8,509,026   $ 35,152,011

    COST OF SALES                            9,501,543     17,355,948      5,029,670     23,414,676

    DECLINE IN VALUE OF IBM TRADE-IN MEMORY      -              -              -          4,647,499

         Gross profit                      $   564,849    $ 5,560,742    $ 3,479,356   $  7,089,836           -    -

    OPERATING EXPENSES:
     Research and development              $ 2,321,925    $ 3,432,772    $ 1,659,480   $  6,345,165
     Selling                                 3,193,271      6,839,807      3,156,471      8,242,981
     General and administrative              1,295,465      2,146,060        916,718      2,606,476

                                           $ 6,810,661    $12,418,639    $ 5,732,669   $ 17,194,622

    OPERATING INCOME (LOSS)                $(6,245,812)   $(6,857,897)   $(2,253,313)  $(10,104,786)

    OTHER INCOME (EXPENSE):
     Interest expense                          (74,477)      (243,694)       (92,726)      (253,747)
     Interest income                            17,674         92,361         43,217        107,559
     Other income (expense)                    (84,861)    (1,822,873)      (549,103)    (1,426,935)

    INCOME (LOSS) BEFORE REORGANIZATION
    ITEMS AND INCOME TAXES                 $(6,387,476)   $(8,832,103)   $(2,851,925)  $(11,677,909)

     Reorganization professional fees         (210,000)         -              -              -

    INCOME (LOSS) BEFORE INCOME TAXES      $(6,597,476)   $(8,832,103)   $(2,851,925)  $(11,677,909)

     Credit (Provision) for income taxes         -            200,000         (3,000)     1,779,000

    NET INCOME (LOSS)                      $(6,597,476)   $(8,632,103)   $(2,854,925)  $ (9,898,909)

    NET INCOME (LOSS) PER COMMON SHARE       $(0.72)        $(0.96)        $(0.32)        $(1.14)

    Weighted Average Common and
    Common Equivalent Shares Outstanding     9,100,000      9,000,000      8,920,000      8,700,000

    The accompanying notes are an integral part of these consolidated financial statements.

        F-4                                  -24-

                                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                                        (DEBTOR-IN-POSSESSION)
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                        Common Stock  Capital in    Cumulative    Retained    Cost of
                                          $.10        Excess of     Translation   Earnings    Shares Held
                                         Par Value    Par Value     Adjustment    (Deficit)   in Treasury


BALANCE AT AUGUST 31, 1994              $ 1,015,706  $14,154,516   $  68,862     $  8,728,546  $ (854,766)

ADD:
   Net loss                             $     -      $    -        $    -        $ (9,898,909) $    -
   Exercise of employee stock options        12,524      230,985        -              -            -
   401(k) Employer match                      4,354      202,456        -              -            -
   Stock Purchase Plan Shares                 9,444      274,166        -              -            -
   Tax benefits related to stock options      -          299,857        -              -            -
   Translation adjustment                     -            -          178,752          -            -

BALANCE AT AUGUST 31, 1995              $ 1,042,028  $15,161,980   $  247,614    $ (1,170,363) $ (854,766)

ADD:
   Net loss                             $     -      $     -       $    -        $ (2,854,925) $    -
   Exercise of employee stock options         3,080      224,706        -              -            -
   401(k) Employer match                        191       22,419        -              -            -
   Tax benefits related to stock options      -           36,899        -              -            -
   Translation adjustment                     -            -           40,149          -            -

BALANCE AT DECEMBER 31, 1995            $ 1,045,299  $15,446,004   $  287,763    $ (4,025,288) $ (854,766)

ADD:
   Net loss                             $    -       $    -        $    -        $ (8,632,103) $    -
   Exercise of employee stock options         7,627       53,864        -              -            -
   401(k) Employer match                      3,482      100,990        -              -            -
   Stock Purchase Plan Shares                 5,006      191,247        -              -            -
   Translation adjustment                    -             -         (104,408)         -            -

BALANCE AT DECEMBER 31, 1996            $ 1,061,414  $15,792,105   $  183,355    $(12,657,391) $ (854,766)

ADD:
   Net loss                             $    -       $     -       $    -        $ (6,597,476) $    -
   Exercise of employee stock options            90          135        -              -            -
   Stock Purchase Plan Shares                 2,107       22,543        -              -            -
   Translation adjustment                    -             -         (122,599)         -            -

BALANCE AT DECEMBER 31, 1997            $ 1,063,611  $15,814,783   $   60,756    $(19,254,867) $ (854,766)


The accompanying notes are an integral part of these consolidated financial statements.

                                                                -25-
                                                                F-5

                              CAMBEX CORPORATION AND SUBSIDIARIES
                                  (DEBTOR-IN-POSSESSION)
                              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  YEAR ENDED    YEAR ENDED   FOUR MONTHS ENDED   YEAR ENDED
                                                                  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,      AUGUST 31,
                                                                      1997         1996          1995              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                 $ (6,597,476)  $ (8,632,103)   $ (2,854,925)    $ (9,898,909)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                                    $    569,207   $    658,191    $    262,460     $    879,659
  Amortization                                                           -          1,841,671         566,668        1,700,004
  Provision for losses on accounts receivable                            -              -               -                -
  Provision for losses on inventory                                  2,300,000      2,800,000           -            1,881,428
  Amortization of prepaid expenses                                      28,990         14,074           9,383           23,135
  Common stock/warrants issued in lieu of cash                           -            104,472          22,610          206,810
  Decline in value of IBM trade-in memory                                -              -               -            4,647,499
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable                        734,365        694,070       2,516,198        1,708,257
     Decrease (increase) in inventory                                2,487,108      3,030,291        (462,252)      (3,943,260)
     Decrease (increase) in investment in sales-type leases            501,072        170,085         165,968          (41,722)
     Decrease (increase) in prepaid taxes                            2,335,295      4,053,364         116,370       (3,559,004)
     Decrease (increase) in prepaid expenses                           (14,452)        29,196          54,507          491,056
     Decrease in other assets                                            -                 45              20               63
     Increase (decrease) in accounts payable                        (4,033,219)      (209,214)     (1,094,333)       1,224,438
     Increase (decrease) in obligations for trade-in memory         (1,036,235)      (903,422)       (772,660)       2,050,250
     Increase (decrease) in accrued liabilities                       (857,512)    (2,398,454)       (363,533)        (292,878)
     Increase (decrease) in deferred revenue                        (1,007,273)       105,664        (406,330)        (107,894)
     Increase in liabilities subject to compromise                   6,325,273          -               -                -

       Total adjustments                                           $ 8,332,619    $ 9,990,033    $    615,076      $ 6,867,841

       Net cash provided by (used in) operating activities         $ 1,735,143    $ 1,357,930    $ (2,239,849)     $(3,031,068)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment, net                                   $    22,878    $   (83,639)   $    (73,016)     $  (645,444)

      Net cash used in investing activities                        $    22,878    $   (83,639)   $    (73,016)     $  (645,444)
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in notes payable                                    $     -        $     -        $      -          $  (159,152)
      Proceeds from sale of common stock                                24,875        257,744         264,685          826,976
      Net borrowings (repayments) under revolving credit agreement  (1,800,000)    (1,400,000)       (650,000)         (50,000)

      Net cash provided by (used in) financing activities          $(1,775,125)   $(1,142,256)   $   (385,315)     $   617,824
   Effect of exchange rate changes on cash                            (122,599)      (104,408)         40,149          178,752

  Net increase (decrease) in cash and cash equivalents             $  (139,703)   $    27,627    $ (2,658,031)     $(2,879,936)
  Cash and cash equivalents at beginning of year                       615,949        588,322       3,246,353        6,126,289

  Cash and cash equivalents at end of year                         $   476,246    $   615,949    $    588,322      $ 3,246,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:  Interest                         $    43,477    $   269,364    $     92,096      $   241,491
                                  Income Taxes                           -             13,613          19,947           34,941
  Refunds received from the Internal Revenue Service                 2,335,295      2,189,984         144,630            -
  Reorganization professional fees                                     210,000          -               -                -

          The accompanying notes are an integral part of these consolidated financial statements.

             -26-
                                    F-6

                     CAMBEX CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

(1)   Liquidity

     The Company filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 with the United States Bankruptcy Court in Boston, Massachusetts. The Company filed a reorganization plan which was confirmed by the Court in April, 1998. Subsequently, the Company emerged from Chapter 11 on April 23, 1998. As described in the Company's Plan, the success of the Plan is dependent upon several factors, including the Company's ability to raise additional
     capital.   The  additional financing  will  be  used  to  pay
     certain expenses, fees and pre-petition administrative claims relative to consummation of the Plan and then to fund
     continuing   operations  of  the  Company,  particularly   in
     development,  sales and marketing.  As further  described  in
     Note 13, the Company raised $1,060,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes, of which $700,000 was used to pay pre-petition debt and legal and professional fees.

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

     Revenue Recognition

     The Company manufactures equipment for sale or lease. Revenue from product sales is recognized at the time the hardware and software are shipped. The Company accepts memory in trade as consideration in certain revenue transactions. Revenue is recorded at the net cash received. When the memory is subsequently sold, the amount received is recorded as revenue. Service and other revenues are recognized ratably over the contractual period or as the services are provided. Under certain equipment leases which qualify as sales type leases, the present value of

                                    - 27 -
                                                       F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(2)  Summary of Significant Accounting Policies - Continued

     noncancelable payments is currently included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales. The unearned interest is recognized over the noncancelable term of the lease. The Company has deferred revenue associated with the sale of certain products that have future performance obligations. For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life.


     License fees are amortized over the useful life of the technologies being licensed.

     Inventories
     Inventories, which include materials, labor and manufacturing overhead,  are stated at the lower of cost (first-in,  first out) or market and consist of the following:
                                            December 31,        December 31,
                                                1997              1996

       Raw  materials                      $    987,920          $2,386,454
       Work-in-process                          255,377             861,073
       Finished goods                           169,628           2,765,006
       Trade-in memory                             -                187,500

                                          $   1,412,925          $6,200,033

      Property and Equipment

     The Company provides for depreciation and amortization on a straight- line basis to amortize the cost of property and equipment over their estimated useful lives as follows:

             Leasehold improvements          2-10 Years
             Machinery and equipment         3- 8 Years
             Furniture and fixtures          3- 8 Years
             Leased equipment                3- 5 Years

     Maintenance and repair items are charged to expense when incurred; renewals or betterments are capitalized.

                                  - 28 -

                                                              F-8

                     CAMBEX CORPORATION AND SUBSIDIARIES
                       (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(2)  Summary of Significant Accounting Policies - Continued

     If property is sold or otherwise disposed of, the Company's policy is to remove the related cost and accumulated depreciation from the accounts and to include any resulting gain or loss in income.

     Depreciation  expense  of $614,161, $658,191,  $262,460,  and
     $879,659 was recorded for the periods ended December 31, 1997, December 31, 1996, December 31, 1995 and August 31, 1995, respectively.


     Net Income (Loss) Per Common Share

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaces the presentation of primary income (loss) per share with a dual presentation of basic income (loss) per share and diluted income (loss) per share for each year for which a statement of operations is presented.

     Basic income (loss) per share amounts are based on the weighted average number of common shares outstanding during each year. Diluted income (loss) per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year to the extent such equivalents have a dilutive effect on the income (loss) per share.

     For the years ended December 31, 1997 and 1996 and August 31, 1995 and the four months ended December 31, 1995, common share equivalents were not included in diluted income (loss) per share because the Company incurred a loss for each year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income
     (loss) per share.

     Cash and Cash Equivalents

     Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.

                                  - 29 -
                                                              F-9
                     CAMBEX CORPORATION AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

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

      Disclosures about the Fair Value of Financial Instruments

      The  Company's financial instruments consist mainly of  cash, cash  equivalents, accounts receivable, investment in  sales type  leases, property held for sale, accounts payable, notes
      payable,  and  a  revolving credit agreement.   The  carrying
      amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments, except for the following. Under the reorganization plan described in Note 14 to the financial statements, accounts payable subject to compromise of approximately $4,300,000 are expected to be paid over a 30 month period commencing in October 1998, without interest. Accordingly, the net present value of these payments approximate $4,000,000 at December 31, 1997 assuming an interest rate of 9%.

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

     Accounting for Impairment of Long-Lived Assets and for  Long
     Lived Assets To Be Disposed Of

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

                                    - 30 -
                                                             F-10
                     CAMBEX CORPORATION AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997
                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

     may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred. The Company's review was based on the assumption that the Company continues as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

     Investment Securities

     On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values. When securities are purchased, they are classified as securities held to maturity if it is management's intent and ability to hold them until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, both computed by the effective yield method. If it is management's intent at the time of purchase not to hold the securities to maturity, these securities are classified as securities available for sale and are carried at market value with unrealized gains and losses reported, net of the related tax effect, as a separate component of stockholders' equity. When securities are sold, the adjusted cost of the specific security sold is used to compute gain or loss on the sale. The Company had no investment securities as of December 31, 1997 and 1996.

     Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for such plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the stock (See Note 9).



                                    - 31 -
                                                             F-11

                     CAMBEX CORPORATION AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)

(3)   Business, Operations and Segment Information

     The   Company   is   in  the  business  of   developing   and
     manufacturing hardware and software for use with a variety of
     IBM  computer  systems.   The  Company's  principal  products
     include memory storage systems for large-scale IBM mainframe computers and storage subsystems for open systems platform computers.

     The Company sells its equipment to both end users and to distributors. The Company's principal customers operate in a wide variety of industries and in a broad geographical area. No single customer or distributor accounted for 10% or more of total sales in fiscal years ended December 31, 1997 and August 31, 1995 or the four month period ended December 31, 1995. During the year ended December 31, 1996, one customer accounted for 14% of total revenues. Foreign sales were 23% in 1997, 20% in 1996 and less than 10% of total revenues in fiscal 1995.

(4)  Income Taxes

     In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The  following table presents the components of income (loss)
     before income taxes:
                                              Four months
            Year ended        Year ended         ended          Year ended
            December 31,      December  31,   August   31,      August 31,
                1997             1996            1995              1995


Domestic    $(5,689,000)      (6,506,000)     $(2,191,000)      $ (8,552,000)

Foreign      (  908,000)      (2,326,000)      (  661,000)        (3,126,000)

            $(6,597,000)     $(8,832,000)     $(2,852,000)      $(11,678,000)



                                  - 32 -

                                                      F-12

                          CAMBEX CORPORATION AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(4)   Income Taxes - Continued

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:

                                                  Four months
                        Year ended   Year ended      ended      Year ended
                        December     December      December      August
                           1997          1996        1995         1995

Provision (credit) at
federal statutory rate $(2,243,000) $(3,003,000) $(  969,000) $(3,970,000)

State tax provision
(credit), net of federal
tax benefit               (358,000)  (  380,000)  (  143,000)    (700,000)

Foreign and other losses
for which no benefits have
been recorded              309,000      853,000      155,000      973,000

Change in valuation
allowances               2,007,000    2,711,000      759,000    1,976,000

Other                      285,000   (  381,000)     201,000      (58,000)
                        $    -0-    $(  200,000)  $    3,000  $(1,779,000)

The  1996 and 1995 tax benefit recognized is primarily for current federal and foreign tax refunds receivable.



                                  - 33 -

                                                           F-13

                          CAMBEX CORPORATION AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(4)   Income Taxes - Continued

     Refundable income taxes as of December 31, 1996 and 1995 and August 31, 1995 consisted of approximately $2,335,000, $6,389,000 and $6,505,000 of federal and foreign incomes taxes refundable as a result of taxable losses incurred during fiscal 1995, 1994 and 1993.

     The   Company  has  federal  net  operating  loss  carryovers
     totalling  $13,356,000 which expire through  the  year  ended
     December 31, 2012.

     The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 1997, 1996 and 1995 are as follows:

                               December     December     December   August
                                 1997         1996         1995      1995

Assets:
Reserves not currently deductible
 for tax purposes           $ 1,874,000  $ 1,186,000  $   961,000 $ 1,290,000
State tax net operating loss
 carryforward                 1,335,000    1,223,000      844,000     700,000
Federal net operating loss
 carryforward                 4,114,000    2,965,000      813,000       -
Employee benefits                96,000      112,000      148,000     152,000
Other                            76,000       75,000      112,000     166,000

 Total deferred tax assets  $ 7,495,000  $ 5,561,000  $ 2,878,000 $ 2,308,000

Liabilities:
Fixed asset basis difference $    0      $(   67,000) $(   95,000)$(  145,000)
Other                           (42,000)  (   48,000)  (   48,000) (  187,000)

 Total deferred tax liabilities (42,000) $(  115,000) $(  143,000)$(  332,000)

Net deferred tax asset      $ 7,453,000  $ 5,446,000  $ 2,735,000 $ 1,976,000
Valuation allowance          (7,453,000)  (5,446,000)  (2,735,000)$(1,976,000)
Tax asset                         0            0            0           0

Tax refunds receivable            0        2,335,000    6,389,000   6,505,000

Total tax asset                   0      $ 2,335,000  $ 6,389,000   6,505,000



                                  - 34 -

                                                   F-14

                     CAMBEX CORPORATION AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997


                                 (Continued)


(4)   Income Taxes - Continued

     Due to the uncertainty of the realizability of the deferred tax assets, the Company has established a valuation allowance for the net deferred tax assets.


(5)   Technology/Marketing Agreement

     During the second quarter of fiscal 1992, the Company acquired from EMC Corporation technology rights, inventory, and other assets associated with EMC's IBM 3090 and ES/9000, Model 9021 compatible mainframe memory products. The purchase
     price  of $11,500,000 was paid in fiscal 1992 and 1993.   The
     use of the technology was exclusive to Cambex for five years. The financial statement impact included the recording of inventory in the amount of $3,000,000, a marketing agreement
     in   the  amount  of  $7,500,000  and  a  technology  license
     amounting   to  $1,000,000.   The  marketing  agreement   and
     technology license were amortized over a five-year period, ending December 31, 1996. Amortization of $1,700,000 related
     to   the  technology  license  and  marketing  agreement  was
     recognized as other expense for the year ended August 31, 1995, $1,842,000 for the year ended December 31, 1996 and $567,000 for the four months ended December 31, 1995.

(6)   Revolving Credit Agreement

     During 1993, the Company obtained a $10 million unsecured, revolving line of bank credit, bearing interest at the prime rate plus one-half percent with a commitment fee of 3/8 of 1% per year on the unused portion. The Company was required to repay any borrowings under this revolving credit line on March 29, 1996.




                                    - 35 -
                                                             F-15

                     CAMBEX CORPORATION AND SUBSIDIARIES (DEBTOR-IN-
                          POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

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

     As of December 31, 1996, $1,800,000 remained outstanding under this Agreement. Subsequent to the end of the year, the Company received its refund from the Internal Revenue Service and repaid its bank in full and the agreement was terminated. Consequently, the bank released its security interest in the
     Company's   accounts  receivable,  inventory   and   general
     intangibles.


     The Company's debt consists of the following at December 31, 1997 and 1996:


                                              1997        1996

            Revolving Credit Agreement         -       $1,800,000

                                    - 36 -
                                                             F-16

                     CAMBEX CORPORATION AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(7)   Earnings Per Share

     Options  to  purchase 259,305, 415,715, 468,008, and 562,342 weighted average shares of common stock during the periods ended December 31, 1997, 1996, 1995 and August 31, 1995, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share.

     As more fully described in Note 9, options to purchase 187,420, 368,820, 471,458, and 437,508 shares of common stock outstanding at December 31, 1997, 1996, 1995 and August 31, 1995, respectively, could potentially dilute basic income
     (loss) per share in the future.

(8)   Commitments and Contingencies

     At   December  31,  1997,  the  Company  had  minimum  rental
     commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  1998              $  381,924
                  1999              $  381,924
                  2000              $  381,924
                  2001              $  381,924
                  2002-2003         $  541,059
                                    $2,068,755

     Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $1,160,000 for the year ended December 31, 1997, $1,691,000 for the year ended December 31, 1996, $436,000 for the four months ended December 31, 1995, and $1,733,000 for the year ended August 31, 1995. During 1997 and 1998, the Company entered into agreements to sublet portions of its facilities to unrelated parties.

     In the ordinary course of business, the Company is involved in legal proceedings, including those relating to pre petition creditor claims. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


                                  - 37 -
                                                   F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(9)   Stock Options and Warrants

     On March 7, 1997, the Company established the 1997 Stock Option Plan (subject to stockholder approval). The 1997 Stock Option Plan provides for the issuance of up to 1,000,000 shares in the aggregate and up to 300,000 shares to any one employee. At December 31, 1997, the Company had two stock option plans for officers and certain employees under which 1,187,420 shares were reserved and options for 1,000,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plan's options vest between one through six years and all expire between April 29, 1998 and November 11, 2006.

     Stock option activity for the three years and four months ended December 31, 1997 was as follows:


     Option Shares                        Number            Option
     Price

     Outstanding at August 31, 1994      576,088           .25   - 16.15

      Granted                             138,250          3.19  - 10.41
      Exercised, cancelled or
          expired                        (276,830)          .27  - 16.15
      Outstanding at August 31, 1995      437,508           .25  - 16.15

      Granted                             182,500          7.22  -  7.65
      Exercised, cancelled or
          expired                        (148,550)          .92  - 11.69
      Outstanding at December 31, 1995    471,458           .25  - 16.15

      Granted                             217,000          2.23  -  5.95
      Exercised, cancelled or
          expired                        (319,638)         3.19  - 11.69
      Outstanding at December 31, 1996    368,820           .25  - 16.15

      Granted                                -                   -
      Exercised, cancelled or
          expired                        (181,400)          .25  - 10.41
      Outstanding at December 31, 1997    187,420           .35  - 16.15



                                  - 38 -
                                                             F-18

                     CAMBEX CORPORATION AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)

(9)   Stock Options and Warrants - Continued

     As of December 31, 1997 and 1996, options for 35,100 and 140,218 shares were exercisable at aggregate option prices of $250,655 and $435,613, respectively.


     Had   compensation  cost  for  these  plans  been  determined
     consistent with SFAS No. 123, the Company's net loss and loss per  share  would  have been increased to the  following  pro forma amounts:
                                                         Four months
                                Year ended  Year ended     ended     Year ended
                               December 31, December 31, December 31,August 31,
                                     1997         1996       1995     1995

Net Income (Loss) (000's):
                      As Reported   (6,597)     (8,632)    (2,855)   ( 9,889)
                      Pro Forma     (6,597)     (9,456)    (3,120)   (10,280)

Basic and Diluted EPS:As Reported   (  .72)     (  .96)      (.32)   (  1.14)
                      Pro Forma     (  .72)     ( 1.05)      (.35)   (  1.18)

     The  fair value of each option grant is estimated on the date of  the  grant  using the Black-Scholes option pricing  model with  the  following weighted average assumptions and  values for grants in the periods presented.
                                                         Four months
                                Year ended  Year ended     ended    Year ended
                               December 31, December 31, December31,August 31,
                                    1997         1996         1995     1995

Assumptions:
      Risk free interest rate          N/A        6.35%       6.03%    6.38%
      Expected dividend yield          N/A           0%          0%       0%
      Expected life in years           N/A          10          10       10
      Expected volatility              N/A       65.56%      65.56%   65.56%

Values:
      Weighted average fair
         value of options granted        0        4.35        7.22     8.95

      Weighted average exercise price 1.94        4.58        7.64     8.40

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                    - 39 -
                                                      F-19

                     CAMBEX CORPORATION AND SUBSIDIARIES
                      (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Incentive Bonus Plan and 401(K) Profit Sharing Retirement Plan The Company has an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of the Company's pre-tax
     income,  as  defined.  There was no provision in  1997.   The
     provision  for  incentive  bonus  amounted  to  approximately
     $35,000   and  $55,000,  in  fiscal  years  1996  and   1995,
     respectively  and  $5,000  for the four  month  period  ended
     December 31, 1995.

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

(11)  Employee Stock Purchase Plan

     On December 20, 1993, the Company established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. Under the Plan, employees may elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There are two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 1997, fiscal 1996 and fiscal 1995, there were 21,069, 50,060 and 94,440 shares issued under the Plan, respectively. At December 31, 1997, there were 191,521 shares reserved for issuance under the Plan.
                                  - 40 -

                                                           F-20

                          CAMBEX CORPORATION AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(12)  Decline in Value of IBM Trade-In Memory

     During the year ended August 31, 1995, the Company was negatively impacted by the decreasing demand and rapidly declining prices in the ES/9000 mainframe memory market. Consequently, the Company wrote down the value of its ES/9000 trade-in memory by $4,647,000 in fiscal 1995 to levels that were expected to be realized in light of the changes in market conditions. These charges have been shown separately in the financial statements as "Decline in Value of IBM TradeIn Memory."

(13)  Related Party Transactions

     During the third quarter of 1996, the Company entered into a Manufacturing Agreement with Jupiter Technology, Inc. ("Jupiter"), the majority of which is owned by Joseph F. Kruy, Chairman and Chief Executive Officer of Cambex Corporation, and members of his family. Jupiter is a supplier of multiprotocol frame relay access devices (FRADs) and network integration systems. Under the terms of this Agreement, Cambex agreed to manufacture, sell and deliver products exclusively to Jupiter. Cambex agreed to purchase approximately $300,000 of Jupiter inventory from Jupiter and paid Jupiter $100,000 towards that amount. During 1997, the Company shipped and billed to Jupiter $174,000 for Jupiter products plus $118,000 ,000 for expenses related to a sublease agreement. During 1996, the Company shipped and billed to Jupiter $298,000 for Jupiter products plus $43,000 for expenses related to a sublease agreement. As of December 31, 1997, Cambex owed Jupiter $267,000 for inventory purchases and Jupiter owed Cambex $504,000 for revenue shipments plus expenses. In January, 1998, substantially all of the assets of Jupiter Technology were purchased by an unrelated third party. In March, 1998, Jupiter paid the Company $230,000, which represented the net amount due the Company.

     On June 1, 1998, the Company raised approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Subordinated Convertible Promissory Notes. Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.
                                  - 41 -
                                                           F-21

                     CAMBEX CORPORATION AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(14)  Events  (Unaudited)  Subsequent  to  date  of  Report   of Independent
      Public Accountants

     The Company filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 with the United States Bankruptcy Court (the "Court") in Boston, Massachusetts. The Company filed a reorganization plan (the "Plan") with the Court on February 9, 1998 and amended the Plan on March 17, 1998. The Company also filed a Disclosure Statement with the Court on March 17, 1998.

     The Court approved the Disclosure Statement on March 17, 1998 as containing information of a kind and in sufficient detail adequate to enable the holders of claims against the Company to make an informed decision with respect to acceptance or rejection of the Plan.

     On  April 23, 1998, following the unanimous approval  of  the
     Plan   by  the  Company's  unsecured  creditors,  the   Court
     confirmed the Company's Plan. Subsequently, the Company emerged from Chapter 11 on April 23, 1998. Under the terms of the Plan, creditors will receive a full payout over the next 36 months either in the form of all cash or a combination of 80% cash and two shares of common stock for each dollar of the remaining 20% of their claims. The maximum number of new shares to be issued under the Plan is approximately 550,000.

     As  described in the Company's Plan, the success of the  Plan is  dependent  upon several factors, including the  Company's
     ability   to   raise  additional  capital.   The   additional
     financing will be used to pay certain expenses, fees and pre petition administrative claims relative to consummation of the Plan and then to fund continuing operations of the Company, particularly in development, sales, and marketing.

     On June 1, 1998, the Company raised approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Subordinated Convertible Promissory Notes
     (the "Notes"). Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant ( the "Warrant"), the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.

                                  - 42 -
                                                             F-22

                     CAMBEX CORPORATION AND SUBSIDIARIES
                       (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

                                 (Continued)


(14)  Events  (Unaudited)  Subsequent  to  date  of  Report   of Independent
      Public Accountants - Continued


     Subsequent to confirmation of the Plan, the Company paid approximately $300,000 of pre-petition debt and $400,000 in legal and professional fees. The remaining balance of unsecured debt of approximately $4,300,000 will be paid over a thirty month period commencing in October, 1998.

     The Company incurred approximately $400,000 in legal and professional expenses relative to its Chapter 11 proceeding, of which approximately $200,000 was accrued as of December 31, 1997.

     On January 16, 1998, the Company entered into a Sublease Agreement with a third party pursuant to which the Company sublet approximately 20,000 square feet in its Waltham, Massachusetts facility (which is approximately 30% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003.


(15)  Credit Risk

     The Company maintains cash balances at financial institutions located in Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balances total $325,009.

     The Company's subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 1997, the Company's overseas cash balances total $49,939.




                                  - 43 -

                                                             F-23

                                    CAMBEX CORPORATION  AND SUBSIDIARIES
                                     (DEBTOR-IN-POSSESSION)
                          SCHEDULE  II - VALUATION AND  QUALIFYING ACCOUNTS


                                             Additions
                                             Charged To
                                 Balance at  (Recovered              Balance
                                 Beginning      From)   Writeoffs/   at End
                                  of  Year     Income   Deductions   of Year



YEAR ENDED AUGUST 31, 1995:

Reserve  for  doubtful accounts $  138,000  $     -     $  (3,000)  $135,000




FOUR MONTHS ENDED DECEMBER 31, 1995:

Reserve  for doubtful accounts $  135,000  $     -       $   1,000  $136,000




YEAR ENDED DECEMBER 31, 1996:

Reserve  for doubtful accounts $  136,000  $    -      $   (5,000)  $131,000




YEAR ENDED DECEMBER 31, 1997:

Reserve  for  doubtful accounts  $   131,000   $    -      $     -  $131,000

                                                                F24




                                  SIGNATURES

Pursuant  to  the  requirements of Section 13  of  the  Securities
Exchange  Act of 1934, the Company has duly caused this report  to be  signed  on  its  behalf  by  the undersigned,  thereunto  duly authorized.
CAMBEX CORPORATION
By:   /s/Joseph F. Kruy
          Joseph  F. Kruy, President                          June 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of June 29, 1998.


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




Chelmsford, Massachusetts
June 15, 1998