Form 10-Q
period 1998-04-04
CAMBEX CORP
filed 1998-08-06
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   April 4, 1998           Commission File No:   0-6933



                              CAMBEX CORPORATION

            (Exact name of registrant as specified in its charter)



       Massachusetts                             04-244-2959

       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)


                  360 Second Avenue, Waltham, Massachusetts

                   (Address of principal executive offices)


                                    02451

                                  (Zip Code)


Registrant's telephone number, including area code:  (781) 890-6000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                              No


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                              APRIL 4, 1998 AND DECEMBER 31, 1997
                                                           (UNAUDITED)

                                                            ASSETS


                                                                            APRIL 4,              DECEMBER 31,
                                                                              1998                      1997
                                                                          -------------             -------------
      CURRENT ASSETS:

         CASH AND CASH EQUIVALENTS                                       $     435,403             $     476,246


         ACCOUNTS RECEIVABLE, LESS RESERVES OF
           $131,000 ON APRIL 4, 1998 AND
           $131,000 ON DECEMBER 31, 1997                                       662,477                 1,200,343

         CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
           NET OF UNEARNED INTEREST INCOME OF $3,000 ON
           APRIL 4, 1998 AND $4,000 ON DECEMBER 31, 1997                        60,231                    59,299

         INVENTORIES                                                         1,107,291                 1,412,925

         PREPAID TAXES                                                          -                         -

         PREPAID EXPENSES                                                      137,270                   121,183
                                                                         --------------            --------------
            TOTAL CURRENT ASSETS                                         $   2,402,672             $   3,269,996
                                                                         --------------            --------------
      LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
         OF UNEARNED INTEREST INCOME OF $1,000 ON
         APRIL 4, 1998 AND $1,000 ON DECEMBER 31, 1997                   $      10,409             $      25,820

      LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
         DEPRECIATION OF $205,000 ON APRIL 4, 1998
         AND $183,000 ON DECEMBER 31, 1997                               $      15,326             $      37,886

      PROPERTY AND EQUIPMENT, AT COST:

         MACHINERY AND EQUIPMENT                                         $   3,036,699             $   3,036,699
         FURNITURE AND FIXTURES                                                247,173                   247,173
         LEASEHOLD IMPROVEMENTS                                                602,092                   620,949
                                                                         --------------            --------------
                                                                         $   3,885,964             $   3,904,821

         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    3,399,041                 3,347,941
                                                                         --------------            --------------
            NET PROPERTY AND EQUIPMENT                                   $     486,923             $     556,880

      OTHER ASSETS
            TECHNOLOGY LICENSE/MARKETING AGREEMENT,
              NET OF ACCUMULATED AMORTIZATION OF $8,500,000
              ON APRIL 4, 1998 AND ON DECEMBER 31, 1997                  $      -                  $      -
            OTHER                                                               37,830                    37,830
                                                                         --------------            --------------
        TOTAL ASSETS                                                     $   2,953,160             $   3,928,412
                                                                         ==============            ==============


                                           CONSOLIDATED BALANCE SHEETS
                                       APRIL 4, 1998 AND DECEMBER 31, 1997
                                                   (UNAUDITED)

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                                APRIL 4,            DECEMBER 31,
                                                                                 1998                  1997
                                                                            -------------         --------------
      LIABILITIES NOT SUBJECT TO COMPROMISE:
      CURRENT LIABILITIES:

        ACCOUNTS PAYABLE                                                    $    166,098          $     296,419
        OBLIGATIONS FOR TRADE-IN MEMORY                                             -                      -
        ACCRUED EXPENSES                                                         567,584                461,725
                                                                            -------------         --------------
           TOTAL CURRENT LIABILITIES                                        $    733,682          $     758,144
                                                                            -------------         --------------

      DEFERRED REVENUE                                                      $     15,478          $      15,478

      LIABILITIES SUBJECT TO COMPROMISE:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $  6,288,766          $   6,325,273

      STOCKHOLDERS' INVESTMENT:

        PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
          AUTHORIZED - 3,000,000 SHARES
          ISSUED - NONE                                                               --                     --

        COMMON STOCK, $.10 PAR VALUE PER SHARE -
           AUTHORIZED -   25,000,000 SHARES
           ISSUED  -  10,689,970 SHARES ON APRIL 4, 1998 AND
                      10,636,108 SHARES ON DECEMBER 31, 1997                $  1,068,997          $   1,063,611

        CAPITAL IN EXCESS OF PAR VALUE                                        15,815,861             15,814,783

        CUMULATIVE TRANSLATION ADJUSTMENT                                        129,727                 60,756

        RETAINED EARNINGS (DEFICIT)                                          (20,244,585)           (19,254,867)

        LESS - COST OF SHARES HELD IN TREASURY -
               1,534,356 ON APRIL 4, 1998 AND
               ON DECEMBER 31, 1997                                             (854,766)              (854,766)
                                                                            -------------         --------------
        TOTAL STOCKHOLDERS' INVESTMENT                                      $ (4,084,766)         $  (3,170,483)
                                                                            -------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $  2,953,160          $   3,928,412
                                                                            =============         ==============


                                      CAMBEX CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                                                      (UNAUDITED)

                                                      QUARTER ENDED

                                                APRIL 4,            MARCH 29,
                                                 1998                 1997
                                            ------------         ------------

  REVENUES                                  $   909,008         $  3,026,733

  COST OF SALES                                 862,510            1,847,546
                                           -------------        -------------
  GROSS PROFIT                              $    46,498         $  1,179,187

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   435,228         $    764,888
    SELLING                                     280,122            1,180,346
    GENERAL AND ADMINISTRATIVE                  207,734              398,110
                                            ------------        -------------
                                            $   923,084         $  2,343,344
                                            ------------        -------------

  OPERATING INCOME (LOSS)                   $(  876,586)        $ (1,164,157)

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $      -            $    (33,578)
    INTEREST INCOME                               1,255               15,276
    OTHER INCOME (EXPENSE)                       11,743              (29,629)
                                            ------------        -------------
  INCOME (LOSS) BEFORE REORGANIZATION
  ITEMS AND INCOME TAXES                    $(  863,588)        $ (1,212,088)

    REORGANIZATION PROFESSIONAL FEES         (  126,130)                -
                                            ------------        -------------
   INCOME (LOSS) BEFORE INCOME TAXES        $(  989,718)        $ (1,212,088)

    PROVISION FOR INCOME TAXES              $         0         $          0
                                            ------------        -------------
  NET INCOME (LOSS)                         $(  989,718)        $ (1,212,088)
                                            ============        =============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.11)         $      (0.13)
                                            ============        =============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,100,000            9,080,000




                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                 APRIL 4,         MARCH 29,
                                                                                    1997             1997
                                                                               ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (  989,718)    $ (1,212,088)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                              $     81,517     $    200,880
    Amortization of prepaid expenses                                                 24,892           24,740
    Common stock issued in lieu of cash                                                -                -
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                    537,866         (115,459)
      Decrease in inventory                                                         305,634         (103,498)
      Decrease in investment in sales-type leases                                    14,479          272,690
      Decrease in prepaid taxes                                                        -           2,335,295
      Decrease (increase) in prepaid expenses                                       (40,979)         (67,601)
      Decrease in other assets                                                         -                -
      Increase (decrease) in accounts payable                                      (130,321)         246,633
      Increase in obligations for trade-in memory                                      -              35,537
      Increase (decrease) in accrued liabilities                                    105,859          197,905
      Increase (decrease) in deferred revenue                                          -            (167,110)
      Increase (decrease) in liabilities subject to compromise                      (36,507)            -

                                                                               -------------     ------------
        Total adjustments                                                      $    862,440     $  2,860,012
                                                                               -------------     ------------
        Net cash provided by (used in) operating activities                    $   (127,278)    $  1,647,924

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of Equipment                                             $     11,000     $     (4,893)
                                                                                ------------     ------------
        Net cash provided by (used in) investing activities                    $     11,000     $     (4,893)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $      6,464     $        225
    Repayments under revolving credit agreement                                        -          (1,800,000)
                                                                               -------------     ------------
      Net cash provided by (used in) financing activities                      $      6,464     $ (1,799,775)

    Effect of exchange rate changes on cash                                          68,971          (28,256)
                                                                                ------------     ------------
  Net decrease in cash and cash equivalents                                    $    (40,843)    $   (185,000)

  Cash and cash equivalents at beginning of period                             $    476,246     $    615,949
                                                                               -------------     ------------
  Cash and cash equivalents at end of period                                   $    435,403     $    430,949
                                                                               =============     ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $       -        $     33,578
      Income Taxes                                                                     -                -

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 1998             Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   April 4,             December 31,
                                    1998                    1997

       Raw materials              $  774,220            $   987,920
       Work-in-process               200,135                255,377
       Finished goods                132,936                169,628
       Trade-in memory                 -                       -

                                  $1,107,291            $ 1,412,925

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   April 4, 1998               Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the three months ended April 4, 1998 decreased 70% from the comparable three months of the prior year due to decreased sales of the Company's mainframe storage and client/server storage products.

              The gross profit of 5% for the first quarter of 1998 was lower than the 39% achieved in 1997 due primarily to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended April 4, 1998 decreased 61% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place.

              During the first quarter of 1997, the Company received approximately $2,300,000 in cash from the Internal Revenue Service, which represented the refund due from prior periods. This refund was then used to repay the Company's outstanding debt under its Revolving Credit Agreement. After the final payment to its bank, the Revolving Credit Agreement was terminated and the bank released its security interest in the Company's accounts receivable, inventory and general intangibles.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   April 4, 1998           Commission File:      0-6933


Notes & Comments (Continued):

      (4)     Subsequent Events

              The Company filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 the United States Bankruptcy Court (the "Court") in Boston, Massachusetts. The Company filed a reorganization plan (the "Plan") with the Court on February 9, 1998 and amended the Plan on March 17, 1998. The Company also filed a Disclosure Statement with the Court on March 17, 1998.

              The Court approved the Disclosure Statement on March 17, 1998 as containing information of a kind and in sufficient detail to enable the holders of claims against the Company to make an informed decision with respect to acceptance or rejection of the Plan.

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

              On June 1, 1998, the Company raised approximately $1,060,000, including approximatley $460,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Subordinated Convertible Promissory
              Notes (the "Notes"). Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant (the "Warrant"), the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through issuance of the Notes.

              Subsequent to confirmation of the Plan, the Company paid approximately $300,000 of pre-petition debt and $400,000 in legal and professional fees. The remaining balance of unsecured debt of approximately $4,300,000 will be paid over a thirty month period commencing in October, 1998.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  April 4, 1998                Commission File:  0-6933



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




Dated:        August 6, 1998