Form 10-Q
period 1998-07-04
CAMBEX CORP
filed 1998-09-04
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   July 4, 1998           Commission File No:   0-6933



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

             Yes  X                              No


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                              JULY 4, 1998 AND DECEMBER 31, 1997
                                                           (UNAUDITED)

                                                            ASSETS


                                                                            JULY 4,              DECEMBER 31,
                                                                              1998                      1997
                                                                          -------------             -------------
      CURRENT ASSETS:

         CASH AND CASH EQUIVALENTS                                       $     454,623             $     476,246


         ACCOUNTS RECEIVABLE, LESS RESERVES OF
           $131,000 ON JULY 4, 1998 AND
           $131,000 ON DECEMBER 31, 1997                                       803,677                 1,200,343

         CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
           NET OF UNEARNED INTEREST INCOME OF $2,000 ON
           JULY 4, 1998 AND $4,000 ON DECEMBER 31, 1997                         55,932                    59,299

         INVENTORIES                                                         1,013,472                 1,412,925

         PREPAID TAXES                                                          -                         -

         PREPAID EXPENSES                                                      133,849                   121,183
                                                                         --------------            --------------
            TOTAL CURRENT ASSETS                                         $   2,461,553             $   3,269,996
                                                                         --------------            --------------
      LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
         OF UNEARNED INTEREST INCOME OF $1,000 ON
         ON DECEMBER 31, 1997                                            $      -                  $      25,820

      LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
         DEPRECIATION OF $217,000 ON JULY 4, 1998
         AND $183,000 ON DECEMBER 31, 1997                               $       3,836             $      37,886

      PROPERTY AND EQUIPMENT, AT COST:

         MACHINERY AND EQUIPMENT                                         $   3,040,449             $   3,036,699
         FURNITURE AND FIXTURES                                                247,173                   247,173
         LEASEHOLD IMPROVEMENTS                                                602,092                   620,949
                                                                         --------------            --------------
                                                                         $   3,889,714             $   3,904,821

         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    3,453,618                 3,347,941
                                                                         --------------            --------------
            NET PROPERTY AND EQUIPMENT                                   $     436,096             $     556,880

      OTHER ASSETS
            TECHNOLOGY LICENSE/MARKETING AGREEMENT,
              NET OF ACCUMULATED AMORTIZATION OF $8,500,000
              ON JULY 4, 1998 AND ON DECEMBER 31, 1997                   $      -                  $      -
            OTHER                                                               37,830                    37,830
                                                                         --------------            --------------
        TOTAL ASSETS                                                     $   2,939,315             $   3,928,412
                                                                         ==============            ==============


                                           CONSOLIDATED BALANCE SHEETS
                                       JULY 4, 1998 AND DECEMBER 31, 1997
                                                   (UNAUDITED)

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                                JULY 4,            DECEMBER 31,
                                                                                 1998                  1997
                                                                            -------------         --------------
      LIABILITIES NOT SUBJECT TO COMPROMISE:
      CURRENT LIABILITIES:

        ACCOUNTS PAYABLE                                                    $    189,679          $     296,419
        OBLIGATIONS FOR TRADE-IN MEMORY                                             -                      -
        ACCRUED EXPENSES                                                         272,184                461,725
                                                                            -------------         --------------
           TOTAL CURRENT LIABILITIES                                        $    461,863          $     758,144
                                                                            -------------         --------------

      NOTES PAYABLE                                                         $  1,063,730                   -

      DEFERRED REVENUE                                                            15,478                 15,478

      LIABILITIES SUBJECT TO COMPROMISE:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $  6,040,646          $   6,325,273

      STOCKHOLDERS' INVESTMENT:

        PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
          AUTHORIZED - 3,000,000 SHARES
          ISSUED - NONE                                                               --                     --

        COMMON STOCK, $.10 PAR VALUE PER SHARE -
           AUTHORIZED -   25,000,000 SHARES
           ISSUED  -  10,872,265 SHARES ON JULY 4, 1998 AND
                      10,636,108 SHARES ON DECEMBER 31, 1997                $  1,087,227          $   1,063,611

        CAPITAL IN EXCESS OF PAR VALUE                                        15,886,499             15,814,783

        CUMULATIVE TRANSLATION ADJUSTMENT                                        120,441                 60,756

        RETAINED EARNINGS (DEFICIT)                                          (20,881,803)           (19,254,867)

        LESS - COST OF SHARES HELD IN TREASURY -
               1,534,356 ON JULY 4, 1998 AND
               ON DECEMBER 31, 1997                                             (854,766)              (854,766)
                                                                            -------------         --------------
        TOTAL STOCKHOLDERS' INVESTMENT                                      $ (4,642,402)         $  (3,170,483)
                                                                            -------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $  2,939,315          $   3,928,412
                                                                            =============         ==============


                                      CAMBEX CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                                      (UNAUDITED)

                                                      QUARTER ENDED                 SIX MONTHS ENDED

                                                JULY 4,            JUNE 28,       JULY 4,       JUNE 28,
                                                 1998                 1997         1998          1997
                                            ------------         ------------    -----------     ----------

  REVENUES                                  $   930,127         $  4,375,902    $  1,839,135    $  7,402,635

  COST OF SALES                                 757,747            2,850,962       1,620,257       6,498,508


                                           -------------        -------------   ------------    ------------
  GROSS PROFIT                              $   172,380         $  1,524,940    $    218,878    $  2,704,127

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   230,114         $    747,516    $    665,342    $  1,512,404
    SELLING                                     281,380            1,026,156         561,502       2,206,502
    GENERAL AND ADMINISTRATIVE                  212,881              314,383         420,615         712,493
                                            ------------        -------------   ------------    ------------
                                            $   724,375         $  2,088,055    $  1,647,459    $  4,431,399
                                            ------------        -------------   ------------    ------------

  OPERATING INCOME (LOSS)                   $(  551,995)        $ (  563,115)   $ (1,428,581)   $ (1,727,272)

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $      -            $     (9,876)   $       -       $    (43,454)
    INTEREST INCOME                               1,027                4,042           2,282          19,318
    OTHER INCOME (EXPENSE)                      (86,250)             (14,281)       (200,637)        (43,910)
                                            ------------        -------------   ------------    ------------
   INCOME (LOSS) BEFORE INCOME TAXES        $(  637,218)        $   (583,230)   $ (1,626,936)   $ (1,795,318)

    PROVISION FOR INCOME TAXES              $         0         $          0               0               0
                                            ------------        -------------   ------------    ------------
  NET INCOME (LOSS)                         $(  637,218)        $   (583,230)   $ (1,626,936)   $ (1,795,318)
                                            ============        =============   ============    ============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.07)         $      (0.06)   $      (0.18)   $      (0.20)
                                            ============        =============   =============   ============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,200,000            9,080,000       9,150,000       9,080,000




                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                  JULY 4,         JUNE 29,
                                                                                    1998             1997
                                                                               ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (1,626,936)    $ (1,795,318)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                              $    147,584     $    397,664
    Amortization of prepaid expenses                                                 24,892           28,990
    Common stock issued in lieu of cash                                              88,148             -
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                    396,666          169,260
      Decrease in inventory                                                         399,453          800,923
      Decrease in investment in sales-type leases                                    29,187          344,116
      Decrease in prepaid taxes                                                        -           2,335,295
      Decrease (increase) in prepaid expenses                                       (37,558)         (10,430)
      Decrease in other assets                                                         -                -
      Increase (decrease) in accounts payable                                      (106,740)         133,936
      Decrease in obligations for trade-in memory                                      -            (134,463)
      Increase (decrease) in accrued liabilities                                   (189,541)          99,050
      Increase (decrease) in deferred revenue                                          -            (530,758)
      Increase (decrease) in liabilities subject to compromise                     (284,627)            -

                                                                               -------------     ------------
        Total adjustments                                                      $    467,464     $  3,633,583
                                                                               -------------     ------------
        Net cash provided by (used in) operating activities                    $ (1,159,472)    $  1,838,265

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of Equipment                                             $      7,250     $    (13,339)
                                                                                ------------     ------------
        Net cash provided by (used in) investing activities                    $      7,250     $    (13,339)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $     7,184     $        225
    Proceeds from notes payable                                                   1,063,730             -
    Repayments under revolving credit agreement                                        -          (1,800,000)
                                                                               -------------     ------------
      Net cash provided by (used in) financing activities                      $  1,070,914     $ (1,799,775)

    Effect of exchange rate changes on cash                                          59,685          (89,944)
                                                                                ------------     ------------
  Net decrease in cash and cash equivalents                                    $    (21,623)    $    (64,793)

  Cash and cash equivalents at beginning of period                             $    476,246     $    615,949
                                                                               -------------     ------------
  Cash and cash equivalents at end of period                                   $    454,623     $    551,156
                                                                               =============     ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $       -        $     43,454
      Income Taxes                                                                     -                -

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 1998             Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    July 4,             December 31,
                                    1998                    1997

       Raw materials              $  708,622            $   987,920
       Work-in-process               183,178                255,377
       Finished goods                121,672                169,628
       Trade-in memory                 -                       -

                                  $1,013,472            $ 1,412,925

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 4, 1998               Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the second quarter ended July 4, 1998 decreased 79% from the comparable three months of the prior year due to decreased sales of the Company's mainframe storage and client/server storage products.

              The gross profit of 19% for the second quarter of 1998 was lower than the 35% achieved in 1997 due primarily to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended July 4, 1998 decreased 65% from the comparable three months of the prior year due principally to the cost savings achieved through a work force reduction and other expense controls put in place.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 4, 1998           Commission File:      0-6933


Notes & Comments (Continued):


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

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  July 4, 1998                Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President




By:    /s/    Peter J. Kruy

              Peter J. Kruy
              Chief Financial Officer




Dated:        September 4, 1998