Form 10-Q
period 1998-10-03
CAMBEX CORP
filed 1998-11-17
CIK 16590

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   October 3, 1998           Commission File No:   0-6933



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

             Yes  X                              No


                                             CAMBEX CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                              OCTOBER 3, 1998 AND DECEMBER 31, 1997
                                                           (UNAUDITED)

                                                            ASSETS


                                                                            OCTOBER 3,              DECEMBER 31,
                                                                              1998                      1997
                                                                          -------------             -------------
      CURRENT ASSETS:

         CASH AND CASH EQUIVALENTS                                       $     153,669             $     476,246


         ACCOUNTS RECEIVABLE, LESS RESERVES OF
           $100,000 ON OCTOBER 3, 1998 AND
           $131,000 ON DECEMBER 31, 1997                                       247,961                 1,200,343

         CURRENT PORTION OF INVESTMENT IN SALES-TYPE LEASES,
           NET OF UNEARNED INTEREST INCOME OF $1,000 ON
           OCTOBER 3, 1998 AND $4,000 ON DECEMBER 31, 1997                      40,993                    59,299

         INVENTORIES                                                           570,764                 1,412,925

         PREPAID TAXES                                                          -                         -

         PREPAID EXPENSES                                                      119,182                   121,183
                                                                         --------------            --------------
            TOTAL CURRENT ASSETS                                         $   1,132,569             $   3,269,996
                                                                         --------------            --------------
      LONG-TERM INVESTMENT IN SALES-TYPE LEASES, NET
         OF UNEARNED INTEREST INCOME OF $1,000 ON
         ON DECEMBER 31, 1997                                            $      -                  $      25,820

      LEASED EQUIPMENT, AT COST, NET OF ACCUMULATED
         DEPRECIATION OF $220,000 ON OCTOBER 3, 1998
         AND $183,000 ON DECEMBER 31, 1997                               $      -                  $      37,886

      PROPERTY AND EQUIPMENT, AT COST:

         MACHINERY AND EQUIPMENT                                         $   3,044,199             $   3,036,699
         FURNITURE AND FIXTURES                                                247,173                   247,173
         LEASEHOLD IMPROVEMENTS                                                602,092                   620,949
                                                                         --------------            --------------
                                                                         $   3,893,464             $   3,904,821

         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                    3,517,215                 3,347,941
                                                                         --------------            --------------
            NET PROPERTY AND EQUIPMENT                                   $     376,249             $     556,880

      OTHER ASSETS
            TECHNOLOGY LICENSE/MARKETING AGREEMENT,
              NET OF ACCUMULATED AMORTIZATION OF $8,500,000
              ON OCTOBER 3, 1998 AND ON DECEMBER 31, 1997                   $      -                  $      -
            OTHER                                                               37,830                    37,830
                                                                         --------------            --------------
        TOTAL ASSETS                                                     $   1,546,648             $   3,928,412
                                                                         ==============            ==============


                                           CONSOLIDATED BALANCE SHEETS
                                       OCTOBER 3, 1998 AND DECEMBER 31, 1997
                                                   (UNAUDITED)

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                              OCTOBER 3,          DECEMBER 31,
                                                                                 1998                  1997
                                                                            -------------         --------------
      LIABILITIES NOT SUBJECT TO COMPROMISE:
      CURRENT LIABILITIES:

        ACCOUNTS PAYABLE                                                    $    238,328          $     296,419
        OBLIGATIONS FOR TRADE-IN MEMORY                                             -                      -
        ACCRUED EXPENSES                                                         355,629                461,725
                                                                            -------------         --------------
           TOTAL CURRENT LIABILITIES                                        $    593,957          $     758,144
                                                                            -------------         --------------

      NOTES PAYABLE                                                         $  1,063,730                   -

      DEFERRED REVENUE                                                            15,478                 15,478

      LIABILITIES SUBJECT TO COMPROMISE:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $  5,415,549          $   6,325,273

      STOCKHOLDERS' INVESTMENT:

        PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
          AUTHORIZED - 3,000,000 SHARES
          ISSUED - NONE                                                               --                     --

        COMMON STOCK, $.10 PAR VALUE PER SHARE -
           AUTHORIZED -   25,000,000 SHARES
           ISSUED  -  10,947,784 SHARES ON OCTOBER 3, 1998 AND
                      10,636,108 SHARES ON DECEMBER 31, 1997                $  1,094,778          $   1,063,611

        CAPITAL IN EXCESS OF PAR VALUE                                        15,916,707             15,814,783

        CUMULATIVE TRANSLATION ADJUSTMENT                                        123,987                 60,756

        RETAINED EARNINGS (DEFICIT)                                          (21,822,772)           (19,254,867)

        LESS - COST OF SHARES HELD IN TREASURY -
               1,534,356 ON OCTOBER 3, 1998 AND
               ON DECEMBER 31, 1997                                             (854,766)              (854,766)
                                                                            -------------         --------------
        TOTAL STOCKHOLDERS' INVESTMENT                                      $ (5,542,066)         $  (3,170,483)
                                                                            -------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $  1,546,648          $   3,928,412
                                                                            =============         ==============


                                      CAMBEX CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                                      (UNAUDITED)

                                                      QUARTER ENDED                 NINE MONTHS ENDED

                                             OCTOBER 3,          SEPTEMBER 27,    OCTOBER 3,    SEPTEMBER 27,
                                                 1998                 1997         1998            1997
                                            ------------         ------------    -----------     ----------

  REVENUES                                  $   739,609         $  1,225,125    $  2,578,744    $  8,627,760

  COST OF SALES                                 726,469            1,095,324       2,346,726       5,793,832


                                           -------------        -------------   ------------    ------------
  GROSS PROFIT                              $    13,140         $    129,801    $    232,018    $  2,833,928

  OPERATING EXPENSES:

    RESEARCH AND DEVELOPMENT                $   451,362         $    555,043    $  1,116,704    $  2,067,447
    SELLING                                     251,130              705,902         812,632       2,912,404
    GENERAL AND ADMINISTRATIVE                  182,415              357,672         603,030       1,070,165
                                            ------------        -------------   ------------    ------------
                                            $   884,907         $  1,618,617    $  2,532,366    $  6,050,016
                                            ------------        -------------   ------------    ------------

  OPERATING INCOME (LOSS)                   $(  871,767)        $ (1,488,816)   $ (2,300,348)   $ (3,216,088)

  OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                        $(   35,000)        $ (   30,999)   $ (   35,000)   $ (   74,453)
    INTEREST INCOME                                 797                2,368           3,079          21,686
    OTHER INCOME (EXPENSE)                      (34,999)          (  166,886)     (  235,636)     (  210,796)
                                            ------------        -------------   ------------    ------------
   INCOME (LOSS) BEFORE INCOME TAXES        $(  940,969)        $ (1,684,333)   $ (2,567,905)   $ (3,479,651)

    PROVISION FOR INCOME TAXES              $         0         $          0               0               0
                                            ------------        -------------   ------------    ------------
  NET INCOME (LOSS)                         $(  940,969)        $ (1,684,333)   $ (2,567,905)   $ (3,479,651)
                                            ============        =============   ============    ============

  NET INCOME (LOSS) PER COMMON SHARE        $    (0.10)         $      (0.18)   $      (0.28)   $      (0.38)
                                            ============        =============   =============   ============
  WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               9,375,000            9,090,000       9,250,000       9,090,000




                                           CAMBEX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                                                                                 FOR THE NINE MONTHS ENDED
                                                                               OCTOBER 3,      SEPTEMBER 27,
                                                                                    1998             1997
                                                                               ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $ (2,567,905)    $ (3,479,651)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                              $    215,017     $    587,258
    Amortization of prepaid expenses                                                 24,892           28,990
    Common stock issued in lieu of cash                                             125,907             -
    Change in assets and liabilities:
      Decrease in accounts receivable                                               952,382          356,412
      Decrease in inventory                                                         842,161        1,620,495
      Decrease in investment in sales-type leases                                    44,126          486,815
      Decrease in prepaid taxes                                                        -           2,335,295
      Decrease (increase) in prepaid expenses                                       (22,891)          33,653
      Decrease in other assets                                                         -                -
      Increase (decrease) in accounts payable                                      ( 58,091)         341,175
      Decrease in obligations for trade-in memory                                      -            ( 21,985)
      Increase (decrease) in accrued liabilities                                   (106,096)        (608,808)
      Increase (decrease) in deferred revenue                                          -            (467,399)
      Increase (decrease) in liabilities subject to compromise                     (909,724)            -

                                                                               -------------     ------------
        Total adjustments                                                      $  1,107,683     $  4,691,901
                                                                               -------------     ------------
        Net cash provided by (used in) operating activities                    $ (1,460,222)    $  1,212,250

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of Equipment                                             $      3,500     $    (13,339)
                                                                                ------------     ------------
        Net cash provided by (used in) investing activities                    $      3,500     $    (13,339)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                         $     7,184     $      24,875
    Proceeds from notes payable                                                   1,063,730             -
    Repayments under revolving credit agreement                                        -          (1,800,000)
                                                                               -------------     ------------
      Net cash provided by (used in) financing activities                      $  1,070,914     $ (1,775,125)

    Effect of exchange rate changes on cash                                          63,231           63,464
                                                                                ------------     ------------
  Net decrease in cash and cash equivalents                                    $   (322,577)    $   (512,750)

  Cash and cash equivalents at beginning of period                             $    476,246     $    615,949
                                                                               -------------     ------------
  Cash and cash equivalents at end of period                                   $    153,669     $    103,199
                                                                               =============     ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                 $       -        $     43,454
      Income Taxes                                                                     -                -

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 3, 1998           Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  October 3,             December 31,
                                     1998                    1997

       Raw materials              $  399,080            $   987,920
       Work-in-process               103,162                255,377
       Finished goods                 68,522                169,628
       Trade-in memory                 -                       -

                                  $  570,764            $ 1,412,925

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  October 3, 1998               Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the third quarter ended October 3, 1998 decreased 40% from the comparable three months of the prior year due to decreased sales of the Company's mainframe storage and client/server storage products.

              For the third quarter of 1998, the gross profit of 2% was lower than the gross profit of 11% in 1997 due primarily to the relative amount of fixed costs in relation to lower revenues.

              Operating expenses for the three months ended October 3, 1998 decreased 45% from the comparable three months of the prior year due to the cost savings achieved from putting in place additional expense controls.

                                  FORM 10-Q

                     CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   October 3, 1998           Commission File:      0-6933





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




Dated:        November 16, 1998