Form 10-K
period 1998-12-31
CAMBEX CORP
filed 1999-04-01
CIK 16590

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[   X   ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF THE
         SECURITIES  EXCHANGE  ACT  OF  1934

             For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 29, 1999 was $1,196,187 based on the closing price of the common stock on that date.

The   number  of  shares  of  Cambex  Corporation's  common  stock outstanding as of March 29, 1999: 9,538,226.

                                    PART I

                              Item 1.  Business.


General

The Company develops, manufactures and markets data storage solutions that enhance the performance and reliability of enterprise data centers. The Company's products and services include memories for mission-critical enterprise servers including IBM's CMOS mainframes,disk storage arrays, and Storage Area Network (SAN) solutions for UNIX and Windows NT operating system users.

Products

The Company's memory products include IBM compatible mainframe memory for IBM 9672 and Multiprise 2000 mainframe enterprise servers and add-on memory for high-end open systems servers from IBM, Sun, and Hewlett-Packard. The Company also sells or leases trade-in memory which it acquires from its customers when this memory is replaced by new memory. In most transactions, when the Company upgrades a computer system with its memory, the customer pays the Company in whole or in part with memory already resident on the machine. On certain occasions, the memory already resident on the customer's machine is more valuable than the Company's memory, and in those cases, the Company pays the difference to the customer, net of a customary gross profit for the Company.


The Company is assembling a product portfolio that will allow the Company to offer full service Storage Area Network (SAN) solutions for IBM RS/6000 and Windows NT users. The Company offers both internally developed SAN products as well as products developed by other companies that the Company resells such as Fibre Channel host bus adapters, hubs, routers and management software. The Company's SAN products also include Fibre Channel disk arrays to provide the disk storage as well as the Fibre Channel infrastructure when implementing a SAN. For non-SAN disk storage applications, the Company offers disk arrays with SCSI and SSA storage connectivity options.

Customer Service

The Company arranges for maintenance and service of its products at the time of lease or sale on a monthly or lifetime fee per system basis. It normally provides this maintenance through its own maintenance personnel or through third party maintenance organizations supported by the Company's personnel.

Research and Development and New Products

The Company maintains a research and development program directed to the development of new products and systems, to the improvement and refinement of its present products and systems and to the expansion of their uses and applications. The new products include add-on memory and Fibre Channel connectivity products. The dollar amount spent by the Company during each of its last three fiscal years on such activities was approximately $1,379,000 in 1998, $2,322,000 in 1997, and $3,433,000 in 1996.

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

Sales & Marketing

The Company markets its products through both direct and indirect sales and marketing channels. The direct sales force is chartered with selling the Company's products to the past and present customer base as well as developing new large accounts that prefer dealing directly with the manufacturer. Cambex's indirect channel consists of distributors, systems integrators and value-added resellers.

The Company established European sales and marketing subsidiaries in the Netherlands, the United Kingdom and Germany during fiscal 1991 and in France during fiscal 1993.


Competition

The market for the Company's add-on memory products is dominated by International Business Machines Corporation (IBM). In the Storage Area Network market, the Company's current competitors include several large companies in addition to IBM. IBM announcements concerning new systems, improved performance characteristics of existing systems and price reductions have had adverse effects on the markets for the Company's products in the past.

The Company believes that its success in competing is dependent upon its ability to offer products with substantially better cost/performance characteristics than the competition. In addition, the Company believes that other competitive factors are non-price factors such as product quality, reliability and product features, as well as service and support capability.

Competition in the add-on memory and Storage Area Network  markets
is   intense.   The markets are  characterized   by   rapid
technological advances resulting in the frequent introduction of new products and services and by price reductions in established product categories. A number of other companies, some of which are substantially larger and have substantially greater resources than the Company, are engaged in the manufacture and marketing of products similar to those manufactured and marketed by the Company.

Backlog

As of December 31, 1998, the dollar amount of the Company's firm backlog was approximately $151,000. On the same date of the preceding year, the comparable amount was approximately $144,000. All such backlog was deliverable within a year. Such backlog has no material seasonal characteristics. All equipment ordered by customers is subject to acceptance and satisfactory performance as well as the Company's ability to meet delivery schedules. The Company believes that backlog is not a meaningful indication of future business.

Patents

Although the Company owns 26 patents, it does not consider its patent position to be significant from a competitive standpoint.

Significant Customers

No single customer accounted for 10% or more of sales during fiscal 1997. During fiscal 1998 and 1996, sales to one customer accounted for 11% and 14% of the Company's sales.

Employees

On March 29, 1999, the Company employed 30 persons.



                             Item 2.  Properties

The Company leases approximately 68,000 square feet of floor space in Waltham, Massachusetts, under a lease for a term ending May 31, 2003. This facility consists of office, manufacturing and R & D space. The Company subleases approximately 20,000 square feet of this space (which is approximately 30% of the Company's total leased space) for a term ending May 31, 2003. On March 1, 1999, the Company entered into a sublease agreement pursuant to which the Company sublet approximately 14,000 square feet in its Waltham, Massachusetts facility (which is approximately 21% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003. The Company also leases additional sales and support offices in the United States and Europe.


                          Item 3.  Legal Proceedings


The Company is involved in certain legal proceedings arising in the ordinary course of business, including those relating to pre-petition creditor claims. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition.

         Item  4.   Submission of Matters to a  Vote  of  Security
Holders.


None.

                                   PART II


              Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.



The Company's common stock is traded over the counter. The approximate number of shareholders of record at March 29, 1999 was
582. The high and low sales prices for the Company's stock for each quarter during the years ended December 31, 1998 and December 31, 1997 are as follows:



                                       1998                  1997

                                 High          Low         High     Low

         First  Quarter            0.34         0.28       1.94     1.31
         Second  Quarter           0.71         0.28       1.56     0.97
         Third  Quarter            0.52         0.28       1.56     0.41
         Fourth  Quarter           0.35         0.15       0.41     0.13



The Company has not paid dividends on its common stock in the past and does not expect to do so in the foreseeable future.



                      Item 6.  Selected Financial Data.

The   following  selected  financial  data  should  be   read   in
conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

                 Year        Year       Year      Four        Year    Year
                 Ended       Ended      Ended    Months      Ended    Ended
               December   December   December  December     August   August
                 1998        1997      1996       1995        1995    1994

                        (In thousands, except per share amounts)

Revenues        $ 3,749  $ 10,066    $ 22,917   $8,509     $35,152  $40,549
Net income(loss) (2,773)  ( 6,597)    ( 8,632) ( 2,855)   (  9,899)     590

Per share data:
Net income(loss) ( 0.30)  (  0.72)    (  0.96) (  0.32)   (   1.14)    0.07

Weighted Average
   Common and Common
   Equivalent Shares
    Outstanding     9,300    9,100       9,000    8,920      8,700    8,550
Total  assets    $  1,474 $  3,928    $ 13,033  $26,212    $32,027  $38,048

Long-term debt      1,064    -----      ------   ------     ------    3,900


            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 1998 as compared with Fiscal 1997

The Company's revenues were $3,749,000 and $10,066,000 in 1998 and 1997, respectively. The Company's revenues for mainframe storage and client/server products declined significantly in 1998.

Cost of sales as a percentage of revenues was 79% and 94% in 1998 and 1997, respectively. Inventory write-downs in 1997 were approximately $2,700,000. Their effect on the cost of sales percentage was 28% in 1997.

Research and development expenses represented 37% ($1,379,000) and 23% ($2,322,000) in 1998 and 1997, respectively. Sales and general and administrative expenses were $2,002,000 and $4,489,000 in 1998 and 1997, respectively. The reduction in expenses is due to the cost savings achieved from putting in place additional expense controls.

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

The Company recorded no income tax provision or credit in 1997 and a net credit of $200,000 in 1996.




Inflation

The Company did not experience any material adverse effects in 1998, 1997 and 1996 due to general inflation.

Liquidity and Capital Resources

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

On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $500,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.21 per share, for each dollar loaned to the Company.

As discussed more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations. Consequently, the Company's ability to continue as a going
concern,  is  dependent  upon  several  factors,  including   the
Company's ability to raise additional capital. The additional financing will be used to fund continuing operations of the Company, particularly in development, sales and marketing.

The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and to increase revenue through new strategic alliances and selling products with improved gross margins. There are no assurances that such actions will increase revenues.

The Company's cash and marketable securities were $211,000 and $476,000 at December 31, 1998 and December 31, 1997, respectively. Working capital was a negative $1,575,000 at December 31, 1998 compared with $2,512,000 at December 31, 1997. During 1998, the Company expended $8,000 for capital equipment to support its growth. During fiscal 1999, the Company expects to acquire less than $100,000 of capital equipment.

Year 2000

The Company has evaluated the impact of changes necessary to achieve a year 2000 date conversion. Software failures due to processing errors arising from calculations using the year 2000 date are a known risk. Major areas of potential impact have been identified and it is management's opinion that the software currently in use, or that which will be in use at the time is year 2000 compliant. Therefore, the Company does not expect a material impact on future results due to conversion or noncompliance.

Forward-Looking Statements

The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.


            Item 8.  Financial Statements and Supplementary Data.

See financial statements, beginning at page F-2, incorporated herein by reference.

Unaudited quarterly financial data pertaining to the results of operations for 1998 and 1997 are as follows:

                             Q1                Q2         Q3        Q4
                         (In thousands, except per share amounts)

December 31, 1998
Revenues               $    909      $   930       $    740      $1,170
Gross   Profit   (Loss)      46          172             13         551
Net  Income (Loss)       (  990)       ( 637)       (   941)       (205)
Earnings (Loss)
   Per  Share            ( 0.11)       (0.07)       (  0.10)      (0.02)

December 31, 1997
Revenues                $ 3,027       $ 4,376       $  1,225      $1,438
Gross   Profit   (Loss)   1,179         1,525            130      (2,269)
Net   Income   (Loss)    (1,212)       (  583)        (1,684)     (3,118)
Earnings (Loss)
  Per  Share             ( 0.13)       ( 0.06)        ( 0.18)      (0.35)

           Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                               None.
                                    - 11 -

                                   PART III


           Item  10.  Directors  and  Executive  Officers  of  the Registrant.

Directors and Executive Officers of the Company are as follows:

                        Positions and Offices with the Company:
Name                    Business Experience During Last Five Years

Joseph   F.   Kruy      President  and   a   Director   from incorporation in
Age:   67               1968  to  December, 1975 and from  June,  1976  to
                        date; Chairman of the Board of Directors from
                        December,  1975  to  date.  Treasurer   from June,1985
                        to April, 1987 and January, 1988 to April, 1988 and August, 1997 to date.

Philip C. Hankins       Director since 1979.  President, Charter
Age:  67                Information Corporation (Information
                        Processing).

C.   V.  Ramamoorthy        Director  since  1968.   Professor  of Electrical
Age:    72                  Engineering  and  Computer Sciences, University of
                            California at Berkeley.

Robert Spain            Director since 1995. President, CFC, Inc.
Age:  61                (Electronic Components Manufacturing)

Peter   J.  Kruy            Executive  Vice  President  and  Chief Financial
Age:    36                  Officer  from  August,  1998  to  date; President
                            and  Chief  Executive Officer of  Jupiter
                            Technology, Inc. from 1994 to 1998.



















                      Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) for the fiscal years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                    Summary Compensation Table

                        Annual Compensation


                                                                  Commissions
                                        Salary        Salary     and Incentive
Name  and  Position            Year      Paid        Deferred(1)    Bonuses

Joseph F. Kruy                 1998    $200,000     $  -            $  -
Chairman, President and CEO    1997    $136,270     $63,730         $  -
                               1996    $200,000     $  -            $  -

Peter J. Kruy                  1998    $ 34,327     $  -            $  -
Executive Vice President and   1997    $   -        $  -            $  -
Chief Financial Officer        1996    $   -        $  -            $  -

                   Long Term Compensation Awards


                                                                   All Other
Name and Position                  Year         Options(#)     Compensation(2)

Joseph F. Kruy                     1998             -               $  -
Chairman, President and CEO        1997             -               $  -
                                   1996             -               $ 3,854

Peter J. Kruy                      1998             -               $  -
Executive Vice President and       1997             -               $  -
Chief Financial Officer            1996             -               $  -

(1) Salary Deferred is a prepetition obligation of the Company. Under the terms of the Reorganization Plan, Mr. Kruy was entitled to receive the salary deferral as an executory contract. Rather than receive the deferral in cash, the entire amount was incorporated into Mr. Kruy's loan to the Company in exchange for a 10% secured subordinated promissory note.

(2) Company contribution in Company Common Stock on officer's behalf to the Company's 401(K) Plan.


Directors who are not employed by the Company receive an annual fee of $10,000 and a fee of $1,000 for each meeting of the Board attended.


Stock Options

No options were granted to or exercised by the executive officers named in the Summary Compensation Table.

Aggregate Fiscal Year End Option Value

                  Number of Options         Value of Unexercised In-the-money
                  at December 31, 1998       Options at December 31, 1998(1)
Name              Exercisable/Unexercisable     Exercisable/Unexercisable

Joseph F. Kruy               -                               -

Peter J. Kruy                -                               -

(1)  The  closing price of the Company's Common Stock on  December 31, 1998
     was $0.20.   The  numbers  shown reflect  the  value  of  options
     accumulated over all years of employment.


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

The Company believes that a substantial portion of an employee's compensation should be based on the performance of the Company. Therefore, the Company has an Incentive Bonus Plan which provides for annual cash bonuses to certain key employees of the Company based on the Company's operating results for the year up to an aggregate maximum of 15% of the Company's pre-tax income. As of December 31, 1998, approximately 10 employees were eligible to participate in this plan. Of the executive officers, Mr. Kruy was a participant in this plan in 1998. The amount of each individual bonus is determined at the discretion of the Board of Directors.

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

                              BOARD OF DIRECTORS
                              Joseph F. Kruy
                              Philip C. Hankins
                              C.V. Ramamoorthy
                              Robert J. Spain


   Item  12.  Security Ownership of Certain Beneficial Owners  and Management.

                       (#)Shares of Common
                       Stock Beneficially Owned
Name                    as of December 31, 1998        Percent  of Class

Joseph F. Kruy                   1,334,152(1)              13.99%

Philip C. Hankins                  106,358                  1.12%

C.V. Ramamoorthy                    99,156                  1.04%

Robert Spain                          -                       -

Peter J. Kruy                       962,164(2)             10.09%

All directors and
executive officers
as a group (5 persons)            2,501,830(3)             26.23%

(1) Includes 56,250 shares owned by Mr. Kruy as co-trustee for his wife and children.
(2) Includes 960,164 shares held by CyberFin Corporation, which is owned by Peter Kruy.
(3) Directors and officers have shared investment power with respect to 56,250 shares and sole voting power with respect to 2,445,580 shares.

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

On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $500,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.21 per share, for each dollar loaned to the Company.

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

10.11 Cambex Corporation Reorganization Plan (incorporated herein by reference to Exhibit 10.11 to Form 8-K for April 23, 1998).

23.       Consent of Independent Public Accountants.

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 8 and
                        Part IV, Item 14 of Form 10-K)


                             FINANCIAL STATEMENTS

                                                                  Page

Report of Independent Public Accountants                         F- 2

Consolidated Balance Sheets - December 31, 1998 and 1997         F- 3

Consolidated Statements of Operations for the Years
       Ended December 31, 1998, December 31, 1997 and
        December 31, 1996                                        F- 4

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 1998,
        December 31, 1997 and December 31, 1996                  F- 5

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1998, December 31, 1997
        and December 31, 1996                                    F- 6

Notes to Consolidated Financial Statements                       F- 7


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 1998,
                  DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

                                                               F-1


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders of Cambex Corporation:


We have audited the accompanying consolidated balance sheets of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cambex Corporation and subsidiaries as of December 31, 1996 were audited by other auditors whose report dated March 4, 1997, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern discussed in Note 1 to the financial statements.

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

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                 BELANGER & COMPANY, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS


























Chelmsford, Massachusetts
March 31, 1999

                                    F-2

                                  - 22 -

                             CAMBEX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 AND 1997


        ASSETS

                                                   1998              1997
         CURRENT ASSETS:                         ---------        ---------

      Cash and cash equivalents             $     211,452    $      476,246
      Accounts receivable,less reserves
      of $100,000 in 1998 and $131,000
      in 1997                                     514,335         1,200,343

      Current portion of investment in sales-type
       leases, net of unearned interest income of
       $400 in 1998 and $4,000 in 1997             25,820            59,299

      Inventories                                 303,720         1,412,925

      Prepaid expenses                             72,852           121,183

         Total current assets               $   1,128,179    $    3,269,996




     LONG-TERM INVESTMENT IN SALES-TYPE
       LEASES, net of unearned interest
       income of $1,000 in 1997             $      -         $       25,820

     LEASED EQUIPMENT, at cost, net of
       accumulated depreciation of $208,000
       in 1998 and $138,000 in 1997         $      -         $       37,886


    PROPERTY AND EQUIPMENT, at cost
     Machinery and equipment                $   3,044,199    $    3,036,699
     Furniture and fixtures                       247,173           247,173
     Leasehold improvements                       602,092           620,949
                                            $   3,893,464    $    3,904,821

         Less- Accumulated depreciation
               and amortization                 3,585,441         3,347,941

                                            $     308,023    $      556,880

OTHER ASSETS
    Technology License/Marketing Agreement,
        net of accumulated amortization
        of $8,500,000 in 1998 and 1997       $      -         $      -
    Other                                          37,830            37,830

    Total Assets                             $   1,474,032    $    3,928,412



                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      1998             1997
LIABILITIES NOT SUBJECT TO COMPROMISE:
       CURRENT LIABILITIES:
        Loan Agreement                           $     393,424    $      -

        Accounts payable                               408,841           296,419
        Obligations for trade-in memory                360,250           -
        Prepetition liabilities-short term portion   1,146,168           -
        Accrued expenses-
         Payroll and related                           136,349            96,713
         Income and other taxes                         83,869            12,143
         Other                                         173,821           352,869

         Total current liabilities               $           0    $      758,144


        LONG TERM DEBT                            $   1,063,730    $      -

        PREPETITION LIABILITIES-LONG TERM PORTION $   3,173,007    $      -

        DEFERRED  REVENUE                         $     255,366    $      15,478

 LIABILITIES SUBJECT TO COMPROMISE -
      Accounts payable and accrued expenses       $      -         $   6,325,273

    Total liabilities                             $   4,492,103    $   7,098,895

   COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' INVESTMENT
     Preferred Stock, $1.00 par value per share -
      Authorized--3,000,000 shares
      Issued--None                                 $                $

     Common Stock, $.10 par value per share -
     Authorized--25,000,000 shares
     Issued- 11,072,582 shares in 1998
             and 10,636,108 shares in 1997           1,107,258         1,063,611
     Capital in excess of par value                 15,966,625        15,814,783
     Accumulated other comprehensive income             88,134            60,756
     Retained earnings(deficit)                    (22,028,044)      (19,254,867)
     Less - Cost of shares held in treasury--
            1,534,356 shares in 1998 and 1997         (854,766)         (854,766)



         Total Stockholders' Investment           $ (5,720,793)    $  (3,170,483)

         Total Liabilities and Stockholders'
         Investment                               $ (1,228,690)    $    3,928,412
                                                  =============    ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                               -23-                            F-3






                            CAMBEX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                         Year Ended               Year Ended    Year Ended
                        December 31,             December 31,  December 31,
                           1998                     1997           1996

REVENUES
  Product sales               $ 1,600,644     $ 6,667,693      $  17,741,399
  Services                      2,148,289       3,398,699          5,083,624
  License fees                          -              -              91,667

          Total revenues      $ 3,748,933     $10,066,392     $   22,916,690

COST OF SALES                   2,967,406       9,501,543         17,355,948

          Gross profit        $   781,527     $   564,849     $    5,560,742


OPERATING EXPENSES:
  Research and development    $ 1,379,094     $  2,321,925    $    3,432,772
  Selling                       1,241,385        3,193,271         6,839,807
  General and administrative      760,578        1,295,465         2,146,060
                              $ 3,381,057     $  6,810,661    $   12,418,639

OPERATING INCOME (LOSS)       $(2,599,530)    $ (6,245,812)   $   (6,857,897)

OTHER INCOME (EXPENSE):
  Interest expense                (70,000)         (74,477)         (243,694)
  Interest income                   3,641           17,674            92,361
  Other income (expense)         (107,288)         (84,861)       (1,822,873)

INCOME (LOSS) BEFORE REORGANIZATION
ITEMS AND INCOME TAXES        $(2,773,177)    $ (6,387,476)   $   (8,832,103)
  Professional fees                -              (210,000)             -

INCOME (LOSS) BEFORE
INCOME TAXES                  $(2,773,177)    $ (6,597,476)   $   (8,832,103)

  Credit (Provision) for income taxes  -                -            200,000

NET INCOME (LOSS)             $(2,773,177)    $ (6,597,476)   $   (8,632,103)

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
   Foreign Currency Translation
   Adjustments                     27,378         (122,599)         (104,408)

OTHER COMPREHENSIVE INCOME         27,378         (122,599)         (104,408)

TOTAL COMPREHENSIVE INCOME    $(2,745,799)    $ (6,720,075)   $   (8,736,511)

TOTAL COMPREHENSIVE INCOME (LOSS)
PER COMMON SHARE                   $(0.30)          $(0.74)           $(0.97)

Weighted Average Common and
Common Equivalent Shares Outstanding 9,300,000    9,100,000           9,000,000

 The accompanying notes are an integral part of these consolidated financial statements.

               -24-     F-4



          CAMBEX CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                  Common Stock   Capital in     Accumulated       Retained     Cost of
                                    $.10          Excess of  Other Comprehensive  Earnings    Shares Held
                                   Par Value      Par Value        Income        (Deficit)    in Treasury



 BALANCE AT DECEMBER 31, 1995    $ 1,045,299  $   15,446,004  $    287,763  $ (4,025,288) $(854,766)

ADD:
   Net loss                      $       -     $       -      $     -       $ (8,632,103) $    -
   Exercise of employee stock options  7,627          53,864        -              -           -
   401(k) Employer match               3,482         100,990        -              -           -
   Stock Purchase Plan shares          5,006         191,247        -              -           -
   Purchase Plan
   Translation adjustment                -              -         (104,408)        -           -

BALANCE AT DECEMBER 31, 1996     $ 1,061,414    $  15,792,105  $   183,355   $(12,657,391) $(854,766)

ADD:
   Net loss                      $       -      $       -      $     -       $ (6,597,476) $   -
   Exercise of employee stock options     90              135        -             -           -
   Stock Purchase Plan Shares          2,107           22,543        -             -           -
   Translation Adjustment                -              -         (122,599)        -           -

BALANCE AT DECEMBER 31, 1997     $ 1,063,611    $  15,814,783  $    60,756   $(19,254,867)  $(854,766)

ADD:
   Net loss                      $       -      $       -      $     -        $ (2,773,177) $  -
   Exercise of employee stock options    600              120        -             -           -
   Stock Purchase Plan Shares          5,386            1,077        -             -           -
   Issuance of shares pursuant
   to reorganization plan             37,661          150,645        -             -           -
   Translation adjustment                -               -          27,378         -           -

BALANCE AT DECEMBER 31, 1998     $ 1,107,258     $  15,966,625  $   88,134    $(22,028,044)  $(854,766)

             -25-                   F-5



                        CAMBEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                            1998         1997           1996


Net income (loss)                                    $  (2,773,177)  $ (6,597,476)   $  (8,632,103)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                       $     283,243   $    569,207    $     658,191
  Amortization                                                -              -           1,841,671
  Provision for losses on accounts receivable                 -              -                -
  Provision for losses on inventory                           -         2,300,000        2,800,000
  Amortization of prepaid expenses                          24,892         28,990           14,074
  Common stock/warrants issued in lieu of cash             194,769           -             104,472
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable            686,008        734,365          694,070
     Decrease (increase) in inventory                    1,109,205      2,487,108        3,030,291
     Decrease (increase) in investment in sales-type leases 59,299        501,072          170,085
     Decrease (increase) in prepaid taxes                     -         2,335,295        4,053,364
     Decrease (increase) in prepaid expenses                23,439        (14,452)          29,196
     Decrease in other assets                                 -              -                  45
     Increase (decrease) in accounts payable               112,422     (4,033,219)        (209,214)
     Increase (decrease) in obligations for trade-in memory360,250     (1,036,235)        (903,422)
     Increase (decrease) in accrued liabilities            (67,686)      (857,512)      (2,398,454)
     Increase (decrease) in deferred revenue               239,888     (1,007,273)         105,664
     Increase in prepetition liabilities                 4,319,175           -                -
     Increase in liabilities subject to compromise      (6,325,273)     6,325,273             -

       Total adjustments                              $  1,019,631   $  8,332,619      $ 9,990,033

  Net cash provided by (used in) operating activities $ (1,753,546)  $  1,735,143      $ 1,357,930
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment, net                      $      3,500   $     22,878      $   (83,639)

      Net cash used in investing activities           $      3,500   $     22,878      $   (83,639)
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in notes payable            $  1,063,730   $        -        $       -
      Proceeds from sale of common stock                       720         24,875          257,744
      Net borrowings (repayments) under loan agreement     393,424            -                -
      Net borrowings (repayments) under revolving credit agreement -   (1,800,000)      (1,400,000)

Net cash provided by (used in) financing activities   $  1,457,874   $ (1,775,125)  $   (1,142,256)
   Effect of exchange rate changes on cash                  27,378       (122,599)        (104,408)

  Net increase (decrease) in cash and cash equivalents$   (264,794)  $   (139,703)  $       27,627
  Cash and cash equivalents at beginning of year           476,246        615,949          588,322

  Cash and cash equivalents at end of year            $    211,452   $    476,246   $      615,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:  Interest            $        -     $     43,477   $      269,364
                                  Income Taxes                 -             -              13,613
  Refunds received from the Internal Revenue Service           -        2,335,295        2,189,984
  Reorganization professional fees                         195,766        210,000            -

  The accompanying notes are an integral part of these consolidated financial statements.

                                                -26-
                                                               F-6


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

(1)   Liquidity


     As further described in Note 12, the Company raised $1,060,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes, of which $700,000 was used to pay pre-petition debt and legal and professional fees resulting from the Company filing a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 with the United States Bankruptcy Court in Boston, Massachusetts. The Company's reorganization plan was confirmed by the Court in April, 1998. Subsequently, the Company emerged from Chapter 11 on April 23, 1998. As described in the Company's Plan, the success of the Plan is dependent upon several factors, including the Company's ability to raise additional capital. The additional financing will be used to fund continuing operations of the Company, particularly in development, sales and marketing.. The Company also has a loan and security agreement under which the Company may borrow up to $500,000 outstanding at any one time.

     The Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and to increase revenue through the sale of new products, new strategic alliances and selling products with improved gross margins. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

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

     Inventories

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-
     out) or market and consist of the following:
                                     December 31,     December 31,
                                         1998            1997

       Raw  materials               $    228,524         $ 987,920
       Work-in-process                    51,215           255,377
       Finished goods                     23,981           169,628

                                   $     303,720         $1,412,925

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

     If property is sold or otherwise disposed of, the Company's policy is to remove the related cost and accumulated depreciation from the accounts and to include any resulting gain or loss in income.

     Depreciation expense of $283,243, $569,207, and $658,191, was recorded for the periods ended December 31, 1998, December 31, 1997, and December 31, 1996, respectively.


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

     For the years ended December 31, 1998, 1997 and 1996, common share equivalents were not included in diluted income (loss) per share because the Company incurred a loss for each year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income
     (loss) per share

     Cash and Cash Equivalents

     Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.

                                  - 29 -
                                                              F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

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

      Disclosures about the Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash, cash equivalents, accounts receivable, investment in sales-type leases, property held for sale, accounts payable, notes
     payable,  and  a  revolving credit agreement.   The  carrying
     amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments, except for the following. Under the reorganization plan described in Note 1 to the financial statements, accounts payable subject to compromise of approximately $4,300,000 are expected to be paid over a 30 month period which commenced in October 1998, without interest. Accordingly, the net present value of these payments approximate $3,800,000 at December 31, 1998 assuming an interest rate of 7.44% and $4,000,000 at December 31, 1997 assuming an interest rate of 9%.

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

     Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998
                                 (Continued)

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

     Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in stockholders' equity from transactions and events other than those resulting from investments by and distributions to stockholders be reflected in comprehensive income or loss. All prior year financial statements have been reclassified to comply with this statement.

     Segment Reporting

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," became effective for periods beginning after December 15, 1997. This statement requires the presentment of information about the identifiable components comprising an enterprise's business activities.

     The Company has determined that there are no separately reportable operating segments and, therefore, does not present separate reporting segments in its financial statements.

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



                                    - 31 -
                                                             F-11


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)

(3)   Business, Operations and Segment Information

     The Company is in the business of developing and manufacturing hardware and software for use with a variety of IBM computer systems. The Company's principal products include memory storage systems for large-scale IBM mainframe computers and storage subsystems for open systems computer platforms.

     The Company sells its equipment to both end users and to distributors. The Company's principal customers operate in a wide variety of industries and in a broad geographical area. No single customer or distributor accounted for 10% or more of total sales in fiscal year 1997. During years 1998 and 1996, one customer accounted for 11% and 14% of total revenues. Foreign sales were 23% in 1997, 20% in 1996 and less than 10% of total revenues in fiscal 1998.

(4)   Income Taxes

     In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The following table presents the components of income (loss) before income taxes:


                Year ended        Year ended          Year ended
                December 31,      December 31,        December 31,
                   1998             1997                 1996


Domestic        $(2,549,000)      $(5,689,000)        $(6,506,000)

Foreign          (  224,000)       (  908,000)         (2,326,000)

                $(2,773,000)      $(6,597,000)        $(8,832,000)



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(4)   Income Taxes - Continued

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended      Year ended
                               December        December       December
                                 1998            1997           1996

Provision (credit) at
federal statutory rate       $(  943,000)      $(2,243,000)   $(3,003,000)

State tax provision
(credit), net of federal
tax benefit                   (  160,000)         (358,000)     (380,000)

Foreign and other losses
for which no benefits have
been recorded                     76,000           309,000       853,000

Change in valuation
allowances                     1,047,000         2,007,000     2,711,000

Other                         (   20,000)          285,000      (381,000)
                             $     -0-         $     -0-       $(200,000)


The 1996 tax benefit recognized is primarily for current federal and foreign tax refunds receivable.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(4)   Income Taxes - Continued

     Refundable income taxes as of December 31, 1996 consisted of approximately $2,335,000, of federal and foreign incomes taxes refundable as a result of taxable losses incurred during fiscal 1995, 1994 and 1993.

     The   Company  has  federal  net  operating  loss  carryovers
     totalling $15,780,000 which expire through the year ended
     December  31, 2013.

     The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 1998, 1997 and 1996 are as follows:

                                   December       December    December
                                     1998           1997       1996

Assets
Reserves not currently deductible
 for tax purposes                $ 1,920,000     $ 1,874,000     $1,186,000
State tax net operating loss
 carryforward                      1,565,000       1,335,000      1,223,000
Federal net operating loss
 carryforward                      4,859,000       4,114,000      2,965,000
Employee benefits                     47,000          96,000        112,000
Other                                154,000          76,000         75,000

 Total deferred tax assets       $ 8,545,000     $ 7,495,000     $5,561,000

Liabilities
Fixed asset basis difference     $         0     $         0    $(   67,000)
Other                                (45,000)        (42,000)    (   48,000)

 Total deferred tax liabilities  $   (45,000)    $   (42,000)   $(  115,000)

Net deferred tax asset           $ 8,500,000      $ 7,453,000     $5,446,000
Valuation allowance               (8,500,000)      (7,453,000)    (5,446,000)
Tax asset                                 0                0              0

Tax refunds receivable                    0                0      2,335,000

Total tax asset                           0                0     $2,335,000



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998


                                 (Continued)


(4)   Income Taxes - Continued

     Due to the uncertainty of the realizability of the deferred tax assets, the Company has established a valuation allowance for the net deferred tax assets.


(5)   Technology/Marketing Agreement

     During the second quarter of fiscal 1992, the Company acquired from EMC Corporation technology rights, inventory, and other assets associated with EMC's IBM 3090 and ES/9000, Model 9021 compatible mainframe memory products. The purchase price of $11,500,000 was paid in fiscal 1992 and 1993. The use of the technology was exclusive to Cambex for five years. The financial statement impact included the recording of inventory in the amount of $3,000,000, a marketing agreement in the amount of $7,500,000 and a technology license amounting to $1,000,000. The marketing agreement and technology license were amortized over a five-year period, ending December 31, 1996. Amortization of $1,842,000 related to the technology license and marketing agreement was recognized as other expense for the year ended December 31, 1996.

(6)   Revolving Credit Agreement

     During 1993, the Company obtained a $10 million unsecured, revolving line of bank credit, bearing interest at the prime rate plus one-half percent with a commitment fee of 3/8 of 1% per year on the unused portion. The Company was required to repay any borrowings under this revolving credit line on March 29, 1996.




                                    - 35 -
                                                             F-15

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

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





                                    - 36 -
                                                             F-16

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(7)   Earnings Per Share

     Options to purchase 143,851, 259,305 and 415,715 weighted average shares of common stock during the years ended December 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share.

     As more fully described in Note 9, options to purchase 94,970, 187,420 and 368,820 shares of common stock outstanding at December 31, 1998 ,1997 and 1996, respectively, could potentially dilute basic income (loss) per share in the future.

(8)   Commitments and Contingencies

     At   December  31,  1998,  the  Company  had  minimum  rental
     commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  1999              $  381,924
                  2000              $  381,924
                  2001              $  381,924
                  2002              $  381,924
                  2003              $  159,134
                                    $1,686,831

     Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $260,000 for the year ended December 31, 1998, $1,160,000 for the year ended December 31, 1997, and $1,691,000 for the year ended August 31, 1996. During 1997, 1998 and 1999, the Company entered into agreements to sublet portions of its facilities to unrelated parties.

     In the ordinary course of business, the Company is involved in legal proceedings. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.




                                    - 37 -

                                                   F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)



(9)   Stock Options and Warrants

     On March 7, 1997, the Company established the 1997 Stock Option Plan (subject to stockholder approval). The 1997 Stock Option Plan provides for the issuance of up to 1,000,000 shares in the aggregate and up to 300,000 shares to any one employee. At December 31, 1998, the Company had two stock option plans for officers and certain employees under which 1,094,970 shares were reserved and options for 1,000,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plan's options vest between one through six years and all expire between July 28, 1999 and November 11, 2006.

     Stock option activity for the three years ended December 31, 1998 was as follows:


     Option Shares                        Number            Option
     Price

      Outstanding at December 31, 1995    471,458           .25  -16.15

      Granted                             217,000          2.23  -5.95
      Exercised, cancelled or
          expired                        (319,638)         3.19  -11.69
      Outstanding at December 31, 1996    368,820           .25  -16.15

      Granted                                -                   -
      Exercised, cancelled or
          expired                        (181,400)          .25  -10.41
      Outstanding at December 31, 1997    187,420           .35  -16.15

      Granted                                -                   -
      Exercised, cancelled or
          expired                        ( 92,450)          .12  -16.15
      Outstanding at December 31, 1998     94,970           .12



     As of December 31, 1998 and 1997, options for 27,970 and 35,100 shares were exercisable at aggregate option prices of $3,356 and $250,655, respectively.


                                    - 38 -
                                                             F-18

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(9)   Stock Options and Warrants - Continued

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                    Year  ended     Year  ended   Year ended
                                    December 31,   December  31,  December 31,
                                        1998            1997         1996

Net  Income  (Loss): As Reported (000's)  (2,773)        (6,597)    (8,632)
                     Pro  Forma           (2,773)        (6,597)    (9,456)

Basic  and  Diluted EPS:As Reported        ( 0.30)        (   .72)  (  .96)
                       Pro  Forma          ( 0.30)        (   .72)  ( 1.05)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and values for grants in the periods presented.

                                       Year  ended     Year  ended  Year ended
                                      December  31,  December  31, December 31,
                                            1998              1997     1996

Assumptions:
        Risk   free  interest  rate         N/A                N/A      6.35%
        Expected   dividend   yield         N/A                N/A         0%
        Expected   life  in  years          N/A                N/A        10
        Expected   volatility               N/A                N/A     65.56%

Values:
      Weighted average fair
           value   of  options  granted       0                  0      4.35

        Weighted   average  exercise  price 0.12              1.94      4.58

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of December 31, 1998, warrants to purchase 1,063,730 shares of common stock at $0.50 per share were outstanding and an equal number of shares were reserved for issuance.


                                    - 39 -
                                                      F-19

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)


(10)   Incentive  Bonus Plan and 401(k) Profit Sharing  Retirement Plan

     The Company has an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of the Company's pre-tax income, as defined. There was no provision in 1998 or 1997. The provision for incentive bonus amounted to approximately $35,000 in fiscal year 1996.

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

(11)  Employee Stock Purchase Plan

     On December 20, 1993, the Company established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. Under the Plan, employees may elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There are two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 1998, fiscal 1997 and fiscal 1996, there were 53,862, 21,069, and 50,060 shares issued under the Plan, respectively. On August 31, 1998, the Board of Directors voted, subject to shareholder approval, to increase the number of shares to cover the number of shares purchased under the Plan during the period January 1, 1998 to June 30, 1998 and to terminate the Plan. At December 31, 1998, there were 160,708 shares reserved for issuance under the Plan.




                                    - 40 -

                                                           F-20

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)



(12)  Related Party Transactions

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

     On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $500,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.21 per share, for each dollar loaned to the Company.

                                    - 41 -
                                                           F-21

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

                                 (Continued)




(13)    Events  (Unaudited)  Subsequent  to  date  of  Report   of
Independent
      Public Accountants

     On March 1, 1999, the Company entered into a Sublease Agreement with a third party pursuant to which the Company sublet approximately 14,000 square feet in its Waltham, Massachusetts facility (which is approximately 21% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003.


(14)  Credit Risk

     The Company maintains cash balances at financial institutions located in Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company's uninsured cash balances total $72,520.

     The Company's subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 1998, the Company's overseas cash balances total $78,936.















                                    - 42 -

                                                             F-22






                                    CAMBEX CORPORATION AND SUBSIDIARIES
                          SCHEDULE  II - VALUATION AND  QUALIFYING ACCOUNTS


                                           Additions
                                           Charged To
                                Balance at (Recovered               Balance
                                Beginning      From)   Writeoffs/    at End
                                 of  Year     Income   Deductions   of Year


YEAR ENDED DECEMBER 31, 1996:

Reserve  for doubtful accounts $  136,000  $    -      $   (5,000)  $131,000




YEAR ENDED DECEMBER 31, 1997:

Reserve  for  doubtful  accounts  $   131,000   $    -      $    -  $131,000




YEAR ENDED DECEMBER 31, 1998:

Reserve  for doubtful accounts $  131,000  $   -      $   (31,000)  $100,000




                                         -43-


                                                                F-23



                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
          Joseph F. Kruy, President                          March 31, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 31, 1999.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President and Treasurer
            (Principal Executive Officer)


By:   /s/   Peter J. Kruy
            Peter J. Kruy, Executive Vice President
            (Principal Financial and Accounting Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director





                                    - 44 -

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-77667 and 33-18072).


Chelmsford, Massachusetts
March 31, 1999




























                                    - 45 -