Form 10-Q
period 1999-04-03
CAMBEX CORP
filed 1999-05-17
CIK 16590

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                    Quarterly Report Under Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934



For the Quarter Ended:   April 3, 1999          Commission File No:   0-6933



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

             Yes  X                              No




                                     CAMBEX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                      APRIL 3, 1999 AND DECEMBER 31, 1998
                                                     (UNAUDITED)
                                                      ASSETS
                                                  APRIL 3,        DECEMBER 31,
                                                    1999                1998
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                      $  173,013          $  211,452

 ACCOUNTS RECEIVABLE, LESS RESERVES OF
  $100,000 ON APRIL 3, 1999 AND
  $100,000 ON DECEMBER 31, 1998                    591,235             514,335

 CURRENT PORTION OF INVESTMENT IN SALES TYPE LEASES 10,409              25,820

 INVENTORIES                                       509,681             303,720

 PREPAID TAXES                                        -                   -

 PREPAID EXPENSES                                   60,600              75,852

    TOTAL CURRENT ASSETS                        $1,344,938          $1,128,179


LEASED EQUIPMENT,AT COST, NET OF ACCUMULATED
 DEPRECIATION OF $208,000 ON APRIL 3, 1999
 AND $208,000 ON DECEMBER 31, 1998              $     -             $     -

PROPERTY AND EQUIPMENT, AT COST:

 MACHINERY AND EQUIPMENT                        $3,047,594          $3,044,199
 FURNITURE AND FIXTURES                            247,173             247,173
 LEASEHOLD IMPROVEMENTS                            602,092             602,092

                                                $3,896,859          $3,893,464

 LESS-ACCUMULATED DEPRECIATION AND AMORTIZATION  3,618,333           3,585,441

  NET PROPERTY AND EQUIPMENT                    $  278,526          $  308,023

OTHER ASSETS
 TECHNOLOGY LICENSE/MARKETING AGREEMENT,
  NET OF ACCUMULATED AMORTIZATION OF $8,500,000
  ON APRIL 3, 1999 and DECEMBER 31, 1998        $     -             $     -
 OTHER                                              37,830              37,830

TOTAL ASSETS                                    $1,661,294          $1,474,032




                           CAMBEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           APRIL 3, 1999 AND DECEMBER 31, 1998
                                       (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 APRIL 3,         DECEMBER 31,
                                                  1999                1998

CURRENT LIABILITIES:
 REVOLVING LINE OF CREDIT                      $   458,869        $   393,424

 ACCOUNTS PAYABLE                                  465,346            408,841

 OBLIGATIONS FOR TRADE-IN MEMORY                   360,250            360,250

 OTHER LIABILITIES-SHORT TERM                    1,554,586          1,146,168

 ACCRUED EXPENSES                                  395,048            394,039

    TOTAL CURRENT LIABILITIES                    3,234,099          2,702,722

LONG TERM NOTES                                  1,063,730          1,063,730

OTHER LIABILITIES-LONG TERM                      2,726,808          3,173,007

DEFERRED REVENUE                                   255,366            255,366


STOCKHOLDERS' INVESTMENT:

 PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
  AUTHORIZED-3,000,000 SHARES
  ISSUED-NONE

 COMMON STOCK, $0.10 PAR VALUE PER SHARE-
  AUTHORIZED-25,000,000 SHARES
  ISSUED-11,072,582 SHARES ON APRIL 3, 1999 AND
         11,072,582 SHARES ON DECEMBER 31, 1998 $1,107,258       $  1,107,258

 CAPITAL IN EXCESS OF PAR VALUE                 15,967,225         15,966,625

 ACCUMULATED OTHER COMPREHENSIVE INCOME             88,134             88,134

 RETAINED EARNINGS (DEFICIT)                   (21,926,560)       (22,028,044)

 LESS-COST OF SHARES HELD IN TREASURY-
      1,534,356 ON APRIL 3, 1999 AND
      ON DECEMBER 31, 1998                        (854,766)          (854,766)

         TOTAL STOCKHOLDERS' INVESTMENT        $(5,618,709)       $(5,720,739)

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $ 1,661,294        $ 1,474,032



                           CAMBEX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                              FOR THE THREE MONTHS ENDED
                             APRIL 3, 1999 AND APRIL 4, 1998
                                     (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED

                                                  APRIL 3,          APRIL 4,
                                                   1999              1998

REVENUES                                         $ 1,390,148      $  909,008

COST OF SALES                                        624,917         862,510

GROSS PROFIT                                         765,231          46,498


OPERATING EXPENSES:
 RESEARCH AND DEVELOPMENT                        $   311,728      $  435,228
 SELLING                                             182,370         280,122
 GENERAL AND ADMINISTRATIVE                          148,782         207,734

                                                 $   642,880      $  923,084

OPERATING INCOME (LOSS)                          $   122,351      $ (876,586)

OTHER INCOME(EXPENSE):
 INTEREST EXPENSE                                    (35,000)     $        0
 INTEREST INCOME                                         323           1,255
 OTHER INCOME(EXPENSE)                                13,810        (114,387)

INCOME(LOSS) BEFORE INCOME TAXES                 $   101,484       $(989,718)

CREDIT (PROVISION) FOR INCOME TAXES                     -               -

NET INCOME (LOSS)                                $   101,484       $(989,718)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               -             68,971

TOTAL COMPREHENSIVE INCOME (LOSS)                $   101,484       $(920,747)


TOTAL COMPREHENSIVE INCOME (LOSS)
PER COMMON SHARE                                 $      0.01       $   (0.10)

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                      9,500,000       9,100,000



                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                          APRIL 3, 1999 AND APRIL 4, 1998

                                                     APRIL 3,          APRIL 4,
                                                     1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $  101,484      $ (989,718)
Adjustments to reconcile net income(loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                      $   32,892      $   81,517
 Amortization of prepaid expenses                        8,422          24,892
 Common stock issued in lieu of cash                      -               -
 Changes in assets and liabilities:
  Decrease(increase) in accounts receivable            (76,900)        537,866
  Decrease(increase) in inventory                     (205,961)        305,634
  Decrease in investment in sales-type leases           15,411          14,479
  Decrease in prepaid taxes                               -               -
  Decrease(increase) in prepaid expenses                 4,430         (40,979)
  Decrease in other assets                                -               -
  Increase(decrease) in accounts payable                56,505        (130,321)
  Increase in obligations for trade-in memory             -               -
  Increase(decrease) in accrued expenses                 1,009         105,859
  Increase(decrease) in deferred revenue                  -               -
  Increase(decrease) in liabilities subject to compromise -            (36,507)
  Increase(decrease) in other liabilities              (37,781)           -

      Total adjustments                            $  (201,973)     $  862,440

      Net cash used in operating activities        $  (100,489)     $ (127,278)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of Equipment                        (3,395)         11,000

  Net cash provided by (used in) investing activities $ (3,395)     $   11,000


CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings(payments)under revolving line of credit$    65,445            -
 Proceeds from sale of common stock                       -              6,464

 Net cash provided by (used in) financing activities $  65,445      $    6,464

Effect of exchange rate changes on cash            $      -         $   68,971

Net increase (decrease) in cash and cash equivalents $ (38,439)     $  (40,843)

Cash and cash equivalents at beginning of period   $   211,452      $  476,246

Cash and cash equivalents at end of period         $   173,013      $  435,403


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                         $      -         $     -
  Income Taxes                                            -               -


                                -5-



                              FORM 10-Q

                      CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 3, 1999               Commission File No.: 0-6933

Notes & Comments:

     (1) Significant Accounting Policies

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                    April 3,            December 31,
                                     1999                    1998

       Raw materials              $  357,004           $  228,524
       Work-in-process                48,963               51,215
       Finished goods                185,268               23,981


                                  $  509,681           $  303,720

                                         FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     April 3, 1999              Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the first quarter ended April 3, 1999 increased
              53% from the comparable three months of the prior year due to increased sales of the Company's disk storage and Fibre Channel connectivity products.

              The gross profit of 55% for the first quarter of 1999 was higher than the 5% achieved in 1998 due to product mix and to the relative amount of fixed costs in relation to increased revenues.

              Operating expenses for the three months ended April 3, 1999 decreased 30% from the comparable three months of the prior year due principally to the cost savings achieved from outsourcing certain activities.

                                                   FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  April 3, 1999                   Commission File:  0-6933



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




Dated:        May 17, 1999