Form 10-Q
period 1999-07-03
CAMBEX CORP
filed 1999-08-13
CIK 16590

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                    Quarterly Report Under Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934



For the Quarter Ended:   July 3, 1999          Commission File No:   0-6933



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

             Yes  X                              No




                                     CAMBEX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                      JULY 3, 1999 AND DECEMBER 31, 1998
                                                     (UNAUDITED)
                                                      ASSETS
                                                   JULY 3,        DECEMBER 31,
                                                    1999                1998
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                      $  201,246          $  211,452

 ACCOUNTS RECEIVABLE, LESS RESERVES OF
  $100,000 ON JULY 3, 1999 AND
  $100,000 ON DECEMBER 31, 1998                    260,657             514,335

 CURRENT PORTION OF INVESTMENT IN SALES TYPE LEASES   -                 25,820

 INVENTORIES                                       574,283             303,720

 PREPAID TAXES                                        -                   -

 PREPAID EXPENSES                                   54,936              75,852

    TOTAL CURRENT ASSETS                        $1,091,122          $1,128,179


LEASED EQUIPMENT,AT COST, NET OF ACCUMULATED
 DEPRECIATION OF $208,000 ON JULY 3, 1999
 AND $208,000 ON DECEMBER 31, 1998              $     -             $     -

PROPERTY AND EQUIPMENT, AT COST:

 MACHINERY AND EQUIPMENT                        $3,047,594          $3,044,199
 FURNITURE AND FIXTURES                            247,173             247,173
 LEASEHOLD IMPROVEMENTS                            602,092             602,092

                                                $3,896,859          $3,893,464

 LESS-ACCUMULATED DEPRECIATION AND AMORTIZATION  3,651,225           3,585,441

  NET PROPERTY AND EQUIPMENT                    $  245,634          $  308,023

OTHER ASSETS
 TECHNOLOGY LICENSE/MARKETING AGREEMENT,
  NET OF ACCUMULATED AMORTIZATION OF $8,500,000
  ON JULY 3, 1999 and DECEMBER 31, 1998         $     -             $     -
 OTHER                                              37,830              37,830

TOTAL ASSETS                                    $1,374,586          $1,474,032




                           CAMBEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            JULY 3, 1999 AND DECEMBER 31, 1998
                                       (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                  JULY 3,         DECEMBER 31,
                                                  1999                1998

CURRENT LIABILITIES:
 REVOLVING LINE OF CREDIT                      $   527,204        $   393,424

 ACCOUNTS PAYABLE                                  416,276            408,841

 OBLIGATIONS FOR TRADE-IN MEMORY                   360,250            360,250

 OTHER LIABILITIES-SHORT TERM                      416,660          1,146,168

 ACCRUED EXPENSES                                  472,026            394,039

    TOTAL CURRENT LIABILITIES                    2,192,416          2,702,722

LONG TERM NOTES                                  1,163,730          1,063,730

OTHER LIABILITIES-LONG TERM                      3,243,976          3,173,007

DEFERRED REVENUE                                   226,366            255,366


STOCKHOLDERS' INVESTMENT:

 PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
  AUTHORIZED-3,000,000 SHARES
  ISSUED-NONE

 COMMON STOCK, $0.10 PAR VALUE PER SHARE-
  AUTHORIZED-25,000,000 SHARES
  ISSUED-11,072,582 SHARES ON JULY 3, 1999 AND
         11,072,582 SHARES ON DECEMBER 31, 1998 $1,107,258       $  1,107,258

 CAPITAL IN EXCESS OF PAR VALUE                 15,967,225         15,966,625

 ACCUMULATED OTHER COMPREHENSIVE INCOME             88,134             88,134

 RETAINED EARNINGS (DEFICIT)                   (21,759,753)       (22,028,044)

 LESS-COST OF SHARES HELD IN TREASURY-
      1,534,356 ON JULY 3, 1999 AND
      ON DECEMBER 31, 1998                        (854,766)          (854,766)

         TOTAL STOCKHOLDERS' INVESTMENT        $(5,451,902)       $(5,720,739)

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $ 1,374,586        $ 1,474,032



                           CAMBEX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                                 FOR THE SIX MONTHS ENDED
                               JULY 3, 1999 AND JULY 4, 1998
                                     (UNAUDITED)

                                        FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED

                                         JULY 3,        JULY 4,    JULY 3,     JULY 4,
                                          1999           1998       1999        1998

REVENUES                              $   612,776    $  930,127   $ 2,002,924  $ 1,839,135

COST OF SALES                             244,456       757,747       869,373    1,620,257

GROSS PROFIT                              368,320       172,380     1,133,551      218,878


OPERATING EXPENSES:
 RESEARCH AND DEVELOPMENT             $   323,732    $  230,114       635,460      665,342
 SELLING                                  187,444       281,380       369,814      561,502
 GENERAL AND ADMINISTRATIVE               151,927       212,881       300,709      420,615

                                      $   663,103    $  724,375   $ 1,305,983  $ 1,647,459

OPERATING INCOME (LOSS)               $  (294,783)   $ (551,995)  $  (172,432) $(1,428,581)

OTHER INCOME(EXPENSE):
 INTEREST EXPENSE                         (38,030)   $        0   $   (73,030) $         0
 INTEREST INCOME                               82         1,027           405        2,282
 OTHER INCOME(EXPENSE)                    499,538       (86,250)      513,348     (200,637)

INCOME(LOSS) BEFORE INCOME TAXES      $   166,807    $ (637,218)  $   268,291  $(1,626,936)

CREDIT (PROVISION) FOR INCOME TAXES          -             -             -            -

NET INCOME (LOSS)                     $   166,807    $ (637,218)  $   268,291  $(1,626,936)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS    -           (9,286)         -          59,685

TOTAL COMPREHENSIVE INCOME (LOSS)     $   166,807    $ (646,504)  $   268,291  $(1,567,251)


TOTAL COMPREHENSIVE INCOME (LOSS)
PER COMMON SHARE                      $      0.02    $   (0.07)   $      0.03  $     (0.17)

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING           9,500,000    9,200,000      9,500,000    9,150,000



                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED
                                           JULY 3, 1999 AND JULY 4, 1998

                                                     JULY 3,           JULY 4,
                                                      1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $  268,291     $(1,626,936)
Adjustments to reconcile net income(loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                      $   65,784     $   147,584
 Amortization of prepaid expenses                        7,822          24,892
 Common stock issued in lieu of cash                      -               -
 Changes in assets and liabilities:
  Decrease(increase) in accounts receivable            253,678         396,666
  Decrease(increase) in inventory                     (270,563)        399,453
  Decrease in investment in sales-type leases           25,820          29,187
  Decrease in prepaid taxes                               -               -
  Decrease(increase) in prepaid expenses                10,694         (37,558)
  Decrease in other assets                                -               -
  Increase(decrease) in accounts payable                 7,435        (106,740)
  Increase in obligations for trade-in memory             -               -
  Increase(decrease) in accrued expenses                77,987        (189,541)
  Increase(decrease) in deferred revenue               (29,000)           -
  Increase(decrease) in liabilities subject to compromise -           (284,627)
  Increase(decrease) in other liabilities             (658,539)           -

      Total adjustments                            $  (508,882)    $   467,464

      Net cash used in operating activities        $  (240,591)    $(1,159,472)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of Equipment                        (3,395)          7,250

  Net cash provided by (used in) investing activities $ (3,395)    $     7,250


CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings(payments)under revolving line of credit$   133,780            -
 Proceeds from sale of common stock                       -              7,184
 Proceeds from notes payable                           100,000       1,063,730

 Net cash provided by (used in) financing activities $ 233,780     $ 1,070,914

Effect of exchange rate changes on cash            $      -        $    59,685

Net increase (decrease) in cash and cash equivalents $ (10,206)    $   (21,623)

Cash and cash equivalents at beginning of period   $   211,452     $   476,246

Cash and cash equivalents at end of period         $   201,246     $   454,623


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                         $    10,000     $      -
  Income Taxes                                            -               -


                                -5-



                              FORM 10-Q

                      CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 3, 1999               Commission File No.: 0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                    July 3,            December 31,
                                     1999                    1998

       Raw materials              $  344,072           $  228,524
       Work-in-process                47,594               51,215
       Finished goods                182,617               23,981


                                  $  574,283           $  303,720

                                         FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 3, 1999              Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the second quarter ended July 3, 1999 decreased 34% from the comparable three months of the prior year due to decreased sales of the Company's disk storage products.

              The gross profit of 60% for the second quarter of 1999 was higher than the 19% achieved in 1998 due to product mix and decreased fixed costs.

              Operating expenses for the three months ended July 3, 1999 decreased 8% from the comparable three months of the prior year due principally to the cost savings achieved from putting in place additional expense controls.

              Other income for the three months ended July 3, 1999 was primarily retirement of debt at a discount from face value. Other expense for the three months ended July 4, 1998 was primarily legal and professional fees.

                                         FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  July 3, 1999                   Commission File:  0-6933



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




Dated:        August 13, 1999