Form 10-Q
period 1999-10-02
CAMBEX CORP
filed 1999-11-12
CIK 16590

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                    Quarterly Report Under Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934



For the Quarter Ended:   October 2, 1999          Commission File No:   0-6933



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

             Yes  X                              No




                                     CAMBEX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                      OCTOBER 2, 1999 AND DECEMBER 31, 1998
                                                     (UNAUDITED)
                                                      ASSETS
                                                 OCTOBER 2,        DECEMBER 31,
                                                    1999                1998
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                      $  104,076          $  211,452

 ACCOUNTS RECEIVABLE, LESS RESERVES OF
  $100,000 ON OCTOBER 2, 1999 AND
  $100,000 ON DECEMBER 31, 1998                    259,059             514,335

 CURRENT PORTION OF INVESTMENT IN SALES TYPE LEASES   -                 25,820

 INVENTORIES                                       639,099             303,720

 PREPAID TAXES                                        -                   -

 PREPAID EXPENSES                                   54,394              72,852

    TOTAL CURRENT ASSETS                        $1,056,628          $1,128,179


LEASED EQUIPMENT,AT COST, NET OF ACCUMULATED
 DEPRECIATION OF $208,000 ON OCTOBER 2, 1999
 AND $208,000 ON DECEMBER 31, 1998              $     -             $     -

PROPERTY AND EQUIPMENT, AT COST:

 MACHINERY AND EQUIPMENT                        $3,052,887          $3,044,199
 FURNITURE AND FIXTURES                            247,173             247,173
 LEASEHOLD IMPROVEMENTS                            602,092             602,092

                                                $3,902,152          $3,893,464

 LESS-ACCUMULATED DEPRECIATION AND AMORTIZATION  3,684,117           3,585,441

  NET PROPERTY AND EQUIPMENT                    $  218,035          $  308,023

OTHER ASSETS
 TECHNOLOGY LICENSE/MARKETING AGREEMENT,
  NET OF ACCUMULATED AMORTIZATION OF $8,500,000
  ON OCTOBER 2, 1999 and DECEMBER 31, 1998         $     -             $     -
 OTHER                                              37,830              37,830

TOTAL ASSETS                                    $1,312,493          $1,474,032




                           CAMBEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            OCTOBER 2, 1999 AND DECEMBER 31, 1998
                                       (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                OCTOBER 2,         DECEMBER 31,
                                                  1999                1998

CURRENT LIABILITIES:
 REVOLVING LINE OF CREDIT                      $   552,696        $   393,424

 ACCOUNTS PAYABLE                                  374,579            408,841

 OBLIGATIONS FOR TRADE-IN MEMORY                   360,250            360,250

 OTHER LIABILITIES-SHORT TERM                      637,820          1,146,168

 ACCRUED EXPENSES                                  529,681            394,039

    TOTAL CURRENT LIABILITIES                    2,455,026          2,702,722

LONG TERM NOTES                                  1,273,730          1,063,730

OTHER LIABILITIES-LONG TERM                      2,720,709          3,173,007

DEFERRED REVENUE                                   101,366            255,366


STOCKHOLDERS' INVESTMENT:

 PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
  AUTHORIZED-3,000,000 SHARES
  ISSUED-NONE

 COMMON STOCK, $0.10 PAR VALUE PER SHARE-
  AUTHORIZED-25,000,000 SHARES
  ISSUED-11,074,832 SHARES ON OCTOBER 2, 1999 AND
         11,072,582 SHARES ON DECEMBER 31, 1998 $1,107,483       $  1,107,258

 CAPITAL IN EXCESS OF PAR VALUE                 15,967,670         15,966,625

 ACCUMULATED OTHER COMPREHENSIVE INCOME             88,134             88,134

 RETAINED EARNINGS (DEFICIT)                   (21,546,859)       (22,028,044)

 LESS-COST OF SHARES HELD IN TREASURY-
      1,534,356 ON OCTOBER 2, 1999 AND
      ON DECEMBER 31, 1998                        (854,766)          (854,766)

         TOTAL STOCKHOLDERS' INVESTMENT        $(5,238,338)       $(5,720,793)

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $ 1,312,493        $ 1,474,032



                           CAMBEX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                                 FOR THE NINE MONTHS ENDED
                             OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                     (UNAUDITED)

                                        FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED

                                       OCTOBER 2,     OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                          1999           1998       1999        1998

REVENUES                              $   867,492    $  739,609   $ 2,870,416  $ 2,578,744

COST OF SALES                             314,282       726,469     1,183,655    2,346,726

GROSS PROFIT                              553,210        13,140     1,686,761      232,018


OPERATING EXPENSES:
 RESEARCH AND DEVELOPMENT             $   201,556    $  451,362       837,016    1,116,704
 SELLING                                  216,238       251,130       586,052      812,632
 GENERAL AND ADMINISTRATIVE               132,315       182,415       433,024      603,030

                                      $   550,109    $  884,907   $ 1,856,092  $ 2,532,366

OPERATING INCOME (LOSS)               $     3,101    $ (871,767)  $  (169,331) $(2,300,348)

OTHER INCOME(EXPENSE):
 INTEREST EXPENSE                         (45,618)   $  (35,000)  $  (118,648) $   (35,000)
 INTEREST INCOME                             -              797           405        3,079
 OTHER INCOME(EXPENSE)                    255,411       (34,999)      768,759     (235,636)

INCOME(LOSS) BEFORE INCOME TAXES      $   212,894    $ (940,969)  $   481,185  $(2,567,905)

CREDIT (PROVISION) FOR INCOME TAXES          -             -             -            -

NET INCOME (LOSS)                     $   212,894    $ (940,969)  $   481,185  $(2,567,905)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS    -            3,546          -          63,231

TOTAL COMPREHENSIVE INCOME (LOSS)     $   212,894    $ (937,423)  $   481,185  $(2,504,674)


TOTAL COMPREHENSIVE INCOME (LOSS)
PER COMMON SHARE                      $      0.02    $   (0.10)   $      0.05  $     (0.27)

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING           9,540,000    9,375,000      9,540,000    9,250,000



                                       CAMBEX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED
                                         OCTOBER 2, 1999 AND OCTOBER 3, 1998

                                                    OCTOBER 2,      OCTOBER 3,
                                                      1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $  481,185     $(2,567,905)
Adjustments to reconcile net income(loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                      $   98,676     $   215,017
 Amortization of prepaid expenses                        7,822          24,892
 Common stock issued in lieu of cash                      -            125,907
 Changes in assets and liabilities:
  Decrease(increase) in accounts receivable            255,276         952,382
  Decrease(increase) in inventory                     (335,379)        842,161
  Decrease in investment in sales-type leases           25,820          44,126
  Decrease in prepaid taxes                               -               -
  Decrease(increase) in prepaid expenses                11,636         (22,891)
  Decrease in other assets                                -               -
  Increase(decrease) in accounts payable               (34,262)        (58,091)
  Increase in obligations for trade-in memory             -               -
  Increase(decrease) in accrued expenses               135,642        (106,096)
  Increase(decrease) in deferred revenue              (154,000)           -
  Increase(decrease) in liabilities subject to compromise -           (909,724)
  Increase(decrease) in other liabilities             (960,646)           -

      Total adjustments                            $  (949,415)    $ 1,107,683

      Net cash used in operating activities        $  (468,230)    $(1,460,222)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of Equipment                        (8,688)          3,500

  Net cash provided by (used in) investing activities $ (8,688)    $     3,500


CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings(payments)under revolving line of credit$   159,272            -
 Proceeds from sale of common stock                        270           7,184
 Proceeds from notes payable                           210,000       1,063,730

 Net cash provided by (used in) financing activities $ 369,542     $ 1,070,914

Effect of exchange rate changes on cash            $      -        $    63,231

Net increase (decrease) in cash and cash equivalents $(107,376)    $  (322,577)

Cash and cash equivalents at beginning of period   $   211,452     $   476,246

Cash and cash equivalents at end of period         $   104,076     $   153,669


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                         $    10,648     $      -
  Income Taxes                                            -               -


                                -5-



                              FORM 10-Q

                      CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: October 2, 1999            Commission File No.: 0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                  October 2,            December 31,
                                     1999                    1998

       Raw materials              $  377,463           $  228,524
       Work-in-process                43,897               51,215
       Finished goods                217,739               23,981


                                  $  639,099           $  303,720

                                         FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     October 2, 1999            Commission File:  0-6933



Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

              Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents.

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

              Revenues for the third quarter ended October 2, 1999 increased 18% from the comparable three months of the prior year due to increased sales of the Company's Fibre Channel connectivity products.

              The gross profit of 64% for the third quarter of 1999 was higher than the 2% achieved in 1998 due to product mix and decreased fixed costs.

              Operating expenses for the three months ended October 2, 1999 decreased 38% from the comparable three months of the prior year due principally to the cost savings achieved from putting in place additional expense controls.

              Other income for the three months ended October 2, 1999 was primarily retirement of debt at a discount from face value. Other expense for the three months ended October 3, 1998 was primarily legal and professional fees.

                                         FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  October 2, 1999               Commission File:  0-6933



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




Dated:        November 12, 1999