Form 10-K
period 1999-12-31
CAMBEX CORP
filed 2000-03-30
CIK 16590

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[  X  ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

             For the fiscal year ended December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 28, 2000 was $49,482,993 based on the closing price of the common stock on that date.

The number of shares of Cambex Corporation's common stock outstanding as of March 28, 2000: 9,635,259.


















                                    PART I

                              Item 1.  Business.

Overview

The Company is a designer and supplier of Fibre Channel hardware and software solutions for building Storage Area Networks (SAN). The Company's products include Fibre Channel host bus adapters, hubs, high availability software and disk arrays for building SANs in heterogeneous open systems operating environments. The Company also provides add-on memory for IBM enterprise servers.

The rapid growth in the demand for increasing amounts of data storage is being driven by data intensive applications including the Internet, e-commerce, online transaction processing, multimedia, and data warehousing. As the amount of data storage grows, enterprises need better ways to share, manage and protect their data assets. As a result, Fibre Channel has emerged as a high-speed storage interconnect for accessing a corporation's data residing on disk storage arrays and tape back-up libraries. Fibre Channel technology is used to build Storage Area Networks, a new storage architecture, which delivers the increased availability, scalability, data sharing capability, performance, and manageability necessary to effectively utilize ever increasing amounts of data storage.

Products

The Company designs and markets three primary product families: Fibre Channel infrastructure products, disk storage arrays, and add-on memory for IBM enterprise servers.

The Company's Fibre Channel infrastructure products include Fibre Channel host bus adapters (HBA) and hubs. The Company's HBAs provide Fibre Channel connectivity for UNIX, Linux and Windows NT servers allowing them to substantially expand the size, speed and scalability of their data storage.
The Company's Dynamic Path Failover software for use with its HBAs provides high availability, load balancing, and a two-fold performance boost when using two adapters in a host server. The Company's Fibre Channel hub enables users to construct star topology Fibre Channel Storage Area Networks and allows users to non-disruptively add or remove server and storage resources from the network.

The Company's disk storage arrays provide ultra reliable, highly available storage for heterogeneous UNIX, Linux and Microsoft Windows NT environments. The Company markets disk arrays with Fibre Channel, SCSI, and SSA host connectivity options for building enterprise-wide Storage Area Networks.

The Company's memory products include IBM compatible mainframe memory for IBM 9672 and Multiprise 2000 mainframe enterprise servers. The Company also sells or leases trade-in memory which it acquires from its customers when this memory is replaced by new memory. In most transactions, when the Company upgrades a computer system with its memory, the customer pays the Company in whole or in part with memory already resident on the machine. On certain occasions, the memory already resident on the customer's machine is more valuable than the Company's memory, and in those cases, the Company pays the difference to the customer, net of a customary gross profit for the Company.
                                       3

Research and Development

The Company maintains a research and development program directed to the development of new products and to the continued improvement and refinement of its present products. The Company continues to invest in the research and development of new and existing Fibre Channel infrastructure and disk storage array products. The dollar amount spent by the Company during each of its last three fiscal years on such activities was approximately $1,097,000 in 1999, $1,379,000 in 1998, and $2,322,000 in 1997.

Sales & Marketing

Cambex utilizes both direct and indirect sales channels to market its products. The direct sales force sells to the Company's past and present customer base as well as develops new large accounts that prefer dealing directly with the manufacturer. The Company's indirect sales force sells to distributors, systems integrators, value-added resellers, and original equipment manufacturers (OEMs).

Customer Service & Support

The Company arranges for maintenance and service of its products at the time of lease or sale on a monthly or lifetime fee per system basis. It normally provides this maintenance through its own maintenance personnel or through third party maintenance organizations supported by the Company's personnel. The Company has an agreement with IBM Global Services for maintaining its Fibre Channel infrastructure and disk array products.

Manufacturing

The Company subcontracts the printed circuit board assembly of its products to several companies. The Company performs final assembly and testing of its products at the Company's plant in Waltham, Massachusetts. Most of the electronic components used in the Company's products are purchased from outside suppliers and are either standard items or custom manufactured to the Company's design and specifications and are generally available from several sources.

Competition

Primary competition for the Company's Fibre Channel infrastructure products include products from Emulex Corporation, QLogic Corporation, Hewlett-Packard Corporation, Vixel Corporation, Gadzoox Networks, Inc. as well as a number of other companies. The Company's primary competition for its disk storage arrays include products from International Business Machines Corporation (IBM), EMC Corporation, and Sun Microsystems among others. The market for the Company's add-on memory products is dominated by IBM.

The Company believes that its success in competing is dependent upon its ability to offer products with better cost/performance characteristics than the competition. In addition, the Company believes that other competitive factors are non-price factors such as product quality, reliability and product features, as well as service and support capability.

Competition in the Fibre Channel infrastructure, disk storage array, and add-on memory markets is intense. The markets are characterized by rapid technological advances resulting in the frequent introduction of new products and services and by price reductions in established product categories. IBM announcements concerning new systems, improved performance characteristics of existing systems and price reductions have had adverse effects on the markets for the Company's products in the past. A number of other companies, some of which are substantially larger and have substantially greater resources than the Company, are engaged in the manufacture and marketing of products similar to those manufactured and marketed by the Company. More aggressive market and product positioning by certain of these significantly larger competitors would have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

Backlog

As of December 31, 1999, the dollar amount of the Company's firm backlog was approximately $98,000. On the same date of the preceding year, the comparable amount was approximately $151,000. All such backlog was deliverable within a year. Such backlog has no material seasonal characteristics. All equipment ordered by customers is subject to acceptance and satisfactory performance as well as the Company's ability to meet delivery schedules. The Company believes that backlog is not a meaningful indication of future business.

Patents

Although the Company owns 26 patents, it does not consider its patent position to be significant from a competitive standpoint.

Significant Customers

During fiscal 1999 and 1998, sales to one customer accounted for 11% of the Company's sales each year. No single customer accounted for 10% or more of sales during fiscal 1997.

Employees

On March 28, 2000, the Company employed 26 persons.



                             Item 2.  Properties

The Company leases approximately 68,000 square feet of floor space in Waltham, Massachusetts, under a lease for a term ending May 31, 2003. This facility consists of office, manufacturing and R & D space. The Company subleases approximately 34,000 square feet of this space (which is approximately 50% of the Company's total leased space) for a term ending May 31, 2003. On March 1, 2000, the Company entered into a sublease agreement pursuant to which the Company sublet approximately 8,000 square feet in its Waltham, Massachusetts facility (which is approximately 12% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003.

                                      5


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





        Item 4.  Submission of Matters to a Vote of Security Holders.


None.





















                                   PART II


              Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.



The Company's common stock is traded over the counter. The approximate number of shareholders of record at March 28, 2000 was 538. The high and low sales prices for the Company's stock for each quarter during the years ended December 31, 1999 and December 31, 1998 are as follows:



                                      1999                     1998

                               High        Low          High       Low

       First Quarter           0.33        0.16         0.34       0.28
       Second Quarter          1.03        0.20         0.71       0.28
       Third Quarter           3.13        0.69         0.52       0.28
       Fourth Quarter          4.50        1.50         0.35       0.15



The Company has not paid dividends on its common stock in the past and does not expect to do so in the foreseeable future.



                      Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.




                Year       Year       Year     Year       Four       Year
                Ended      Ended      Ended    Ended  Months Ended  Ended
              December   December   December  December  December    August
                1999       1998      1997       1996       1995      1995

                        (In thousands, except per share amounts)

Revenues        $ 3,402    $ 3,749  $ 10,066    $ 22,917  $ 8,509    $35,152
Net income(loss)     96     (2,773)  ( 6,597)    ( 8,632) ( 2,855)   ( 9,899)

Per share data:
Net income(loss)   0.01     ( 0.30)  (  0.72)    (  0.96) (  0.32)   (  1.14)
Weighted Average
   Common and Common
   Equivalent Shares
   Outstanding   10,390      9,300     9,100       9,000    8,920      8,700

Total assets    $ 1,474    $ 1,474  $  3,928    $ 13,033  $26,212    $32,027

Long-term debt    1,274      1,064    -----      ------   ------     ------


           Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Fiscal 1999 as compared with Fiscal 1998

The Company's revenues were $3,402,000 and $3,749,000 in 1999 and 1998, respectively. The Company's increase in revenues for Fibre Channel connectivity products in 1999 was offset by a decrease in service revenue.

Cost of sales as a percentage of revenues was 42% and 79% in 1999 and 1998, respectively. The improved gross profit was due to product mix and decreased fixed costs.

Research and development expenses represented 32% ($1,097,000) and 37% ($1,379,000) in 1999 and 1998, respectively. Sales and general and administrative expenses were $1,386,000 and $2,002,000 in 1999 and 1998, respectively. The reduction in expenses is due principally to the cost savings achieved from putting in place additional expense controls.

Extraordinary income for 1999 consists of payment of other liabilities at a discount from face value. Other expense in 1998 was primarily legal and professional fees.




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

Research and development expenses represented 37% ($1,379,000) and 23% ($2,322,000) in 1998 and 1997, respectively. Sales and general and administrative expenses were $2,002,000 and $4,489,000 in 1998 and 1997, respectively. The reduction in expenses is due to the cost savings achieved from outsourcing certain activities and putting in place additional expense controls.

Inflation

The Company did not experience any material adverse effects in 1999, 1998 and 1997 due to general inflation.

Liquidity and Capital Resources

In November, 1999, the Company raised $550,000, including $125,000 from Joseph
F. Kruy, Chairman, President and Chief Executive Officer of the Company and $125,000 from Philip C. Hankins, a Director of the Company, in cash from the issuance of 12% Notes Payable (the "Notes"), which are not due before November, 2000. In addition to the Note, each holder was issued a Stock Purchase Warrant (the "Warrant"), the exercise of which will allow the warrant holder to purchase two shares of common stock, at approximately $2.00 per share, for each dollar invested through the issuance of the Notes.

From June 1, 1998 through August 18, 1999, the Company has raised approximately $1,270,000, including approximately $560,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Secured Subordinated Convertible Promissory Notes. Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.

On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $650,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.22 per share, for each dollar loaned to the Company.
                                    9

Subsequent to the end of 1999, the Company raised an additional $2,000,000 in cash from the issuance of 8% Convertible Bridge Notes which are due in August and September, 2000. The notes are convertible at a weighted average share price of $4.08. The Company may redeem the notes at any time during the term of the notes. If the Company does not redeem the notes prior to maturity and the Company's stock price falls below certain levels, the holders are entitled to acquire additional shares. In addition to the notes, warrants to purchase 300,000 shares of common stock were issued at weighted average exercise prices of $4.54 per share.

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

The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and outsourcing certain operations and to increase revenue through new strategic alliances and selling products with improved gross margins. There are no assurances that such actions will increase revenues.

The Company's cash and marketable securities were $367,000 and $211,000 at December 31, 1999 and December 31, 1998, respectively. Working capital was a negative $2,125,000 and $1,575,000 at December 31, 1999 and at December 31, 1998, respectively. During 1999, the Company expended $9,000 for capital equipment to support its growth. During fiscal 2000, the Company expects to acquire less than $100,000 of capital equipment.

Year 2000

As stated previously, the Company evaluated the impact of changes necessary to achieve a year 2000 date conversion. As expected, the Company did not experience a material impact on future results due to conversion or noncompliance.

Forward-Looking Statements

The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.
                                       10




            Item 8.  Financial Statements and Supplementary Data.

See financial statements, beginning at page F-2, incorporated herein by reference.

Unaudited quarterly financial data pertaining to the results of operations for 1999 and 1998 are as follows:

                         Q1            Q2           Q3           Q4
                         (In thousands, except per share amounts)

December 31, 1999
Revenues              $ 1,390      $   613      $   867     $    532
Gross Profit (Loss)       765          368          553          293
Net Income (Loss)         101          167          213      (   385)
Earnings (Loss)
  Per Share              0.01         0.02         0.02      (  0.04)

December 31, 1998
Revenues              $   909      $   930          740      $ 1,170
Gross Profit (Loss)        46          172           13          551
Net Income (Loss)      (  990)      (  637)      (  941)      (  205)
Earnings (Loss)
 Per Share             ( 0.11)      ( 0.07)      ( 0.10)      ( 0.02)

          Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.
None.
                                      11



                                   PART III


         Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company are as follows:

                        Positions and Offices with the Company:
Name                    Business Experience During Last Five Years

Joseph F. Kruy          Director since 1968. Chairman of the Board of
Age:  68                Directors, President and CEO.

Philip C. Hankins       Director since 1979.  President, Charter
Age:  68                Information Corporation (Information
				Processing).

C. V. Ramamoorthy       Director since 1968.  Professor of Electrical
Age:  73                Engineering and Computer Sciences, University of
                        California at Berkeley.

Robert J. Spain         Director since 1995. President, CFC, Inc.
Age:  62                (Electronic Components Manufacturing)

Peter J. Kruy           Executive Vice President, Treasurer and Chief
Age:  37                Financial Officer from August, 1998 to date; President
                        and Chief Executive Officer of Jupiter Technology, Inc.
                        from 1994 to 1998.

Lois P. Lehberger       Vice President and Controller from November, 1999
Age:  43                to date; Controller from August, 1998 to November,
                        1999; Manager of Corporate Accounting December, 1990 to
                        August, 1998; employed by the Company since June, 1978.




















                                     12



                      Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) for the fiscal years ended December 31, 1999, December 31, 1998, and December 31, 1997.

Summary Compensation Table

Annual Compensation

                                                                   Commissions
                                       Salary       Salary        and Incentive
Name and Position              Year     Paid       Deferred(1)       Bonuses

Joseph F. Kruy                 1999    $200,000     $  -             $  -
Chairman, President and CEO    1998    $200,000     $  -             $  -
                               1997    $136,270     $63,730          $  -

Peter J. Kruy                  1999    $ 85,000     $  -             $  -
Executive Vice President and   1998    $ 34,327     $  -             $  -
Chief Financial Officer        1997    $   -        $  -             $  -

Lois P. Lehberger(2)           1999    $  6,539     $  -             $  -
Vice President and             1998    $   -        $  -             $  -
Controller                     1997    $   -        $  -             $  -



Long Term Compensation Awards

                                                                   All Other
Name and Position                  Year         Options(#)      Compensation

Joseph F. Kruy                     1999             -              $  -
Chairman, President and CEO        1998             -              $  -
                                   1997             -              $  -

Peter J. Kruy                      1999          300,000           $  -
Executive Vice President and       1998             -              $  -
Chief Financial Officer            1997             -              $  -

Lois P. Lehberger                  1999           25,000           $  -
Vice President and                 1998             -              $  -
Controller                         1997             -              $  -

(1) The Deferred Salary of $63,730 was incorporated into Mr. Kruy's loan to the Company in exchange for a 10% secured subordinated promissory note.
(2) Mrs. Lehberger became an executive officer of the Company in November, 1999.

Directors who are not employed by the Company receive an annual fee of $10,000 and a fee of $1,000 for each meeting of the Board attended.

                                          13

Stock Options

The following table contains information concerning the grant of stock options under the Company's Year 1997 Combination Stock Option Plan and the Year 2000 Equity Incentive Plan to the executive officers named in the Summary Compensation Table.

Option Grants in Last Fiscal Year

Individual Grants
                                                                 Potential
                                                            Realizable Value at
                        % of Total                         Assumed Annual Value
                          Options                          Rates of Stock Price
               Options  Granted to   Exercise               Appreciation for
               Granted  Employees in  Price    Expiration   Option Term ($)(1)
Name              (#)   Fiscal Year  ($/Share)    Date     0%      5%     10%

Joseph F. Kruy       -         -         -         -       -       -       -

Peter J. Kruy       300,000   24.91%    $0.26     6/09   12,000  69,000 156,000

Lois P. Lehberger(2) 75,000    6.23%    $0.26     6/09    3,000  17,250  39,000
                     25,000    2.08%    $2.10    11/09    9,250  48,000 107,750

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. This table does not take into account any appreciation in the price of the stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The Company does not necessarily agree that this procedure fairly values the options involved.
(2) Includes options granted during 1999 prior to Mrs. Lehberger becoming an executive officer.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,1999   December 31,1999(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name                                        Unexercisable        Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Peter J. Kruy          -            -          -/300,000            -/786,000

Lois P. Lehberger      -            -      2,000/102,500        5,520/222,900

(1) The closing price of the Company's Common Stock on December 31, 1999 was $2.88. The numbers shown reflect the value of options accumulated over all years of employment.
                                   14

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently comprised of the Board of Directors. Mr. Kruy, the Company Chairman of the Board of Directors, President and CEO, participates as a member of the Board in compensation decisions, excluding decisions regarding his own compensation.


Employment Contracts and Termination Agreements

Mr. Kruy is employed under an agreement which provides for his full-time employment as Chairman of the Board of Directors, President and Chief Executive Officer of the Company until December 31, 2002. Pursuant to an employment agreement dated November 18, 1994, the Company has agreed to pay Mr. Kruy minimum base compensation of $200,000 per year and an incentive bonus pursuant to the Company's Incentive Bonus Plan in an amount equal to 4% of the Company's pre-tax profit, as defined, beginning in fiscal 1995 for each fiscal year during the term of the agreement. If another person is given either the title or the powers of the Chief Executive Officer, Mr. Kruy will be entitled to resign and continue to be paid his fixed and incentive compensation, subject to mitigation, through December 31, 2002.


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

The Company believes that a substantial portion of an employee's compensation should be based on the performance of the Company. Therefore, the Company has an Incentive Bonus Plan which provides for annual cash bonuses to certain key employees of the Company based on the Company's operating results for the year up to an aggregate maximum of 15% of the Company's pre-tax income. As of December 31, 1999, approximately 10 employees were eligible to participate in this plan. Of the executive officers, Mr. Kruy was a participant in this plan in 1999. The amount of each individual bonus is determined at the discretion of the Board of Directors.

							BOARD OF DIRECTORS
							Joseph F. Kruy
							Philip C. Hankins
							C.V. Ramamoorthy
							Robert J. Spain

                                      15

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
                       (#)Shares of Common
                       Stock Beneficially Owned
Name                    as of December 31, 1999        Percent of Class

Joseph F. Kruy                   1,399,940(1)                14.67%

Philip C. Hankins                  105,000                    1.10%

C.V. Ramamoorthy                    99,156                    1.04%

Robert Spain                          -                         -

Peter J. Kruy                      962,164(2)                10.08%

Lois P. Lehberger                    2,000(3)                 0.02%

All directors and
executive officers
as a group (6 persons)           2,568,260(3)(4)             26.91%
(1) Includes 56,250 shares owned by Mr. Kruy as co-trustee for his wife and children.
(2) Includes 960,164 shares held by CyberFin Corporation, which is owned by Peter Kruy.
(3) Includes 2,000 shares as to which options are exercisable currently or within 60 days.
(4) Directors and officers have shared investment power with respect to 56,250 shares and sole voting power with respect to 2,512,010 shares.
Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.

          Item 13.  Certain Relationships and Related Transactions.

In November, 1999, the Company raised $550,000, including $125,000 from Joseph
F. Kruy, Chairman, President and Chief Executive Officer of the Company and $125,000 from Philip C. Hankins, a Director of the Company, in cash from the issuance of 12% Notes Payable (the "Notes"), which are not due before November, 2000. In addition to the Note, each holder was issued a Stock Purchase Warrant (the "Warrant"), the exercise of which will allow the warrant holder to purchase two shares of common stock, at approximately $2.00 per share, for each dollar invested through the issuance of the Notes.

From June 1, 1998 through August 18, 1999, the Company has raised approximately $1,270,000, including approximately $560,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Secured Subordinated Convertible Promissory Notes. Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes.
                                    16

On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $650,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.22 per share, for each dollar loaned to the Company.

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

10.11 Cambex Corporation Reorganization Plan (incorporated herein by reference to Exhibit 10.11 to Form 8-K for April 23, 1998).

10.12	Cambex Corporation 2000 Equity Incentive Plan

23        Consent of Independent Public Accountants.

27        Financial Data Schedule

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 8 and
                        Part IV, Item 14 of Form 10-K)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 1999 and 1998        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 1999, December 31, 1998 and
       December 31, 1997                                        F - 4

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 1999,
       December 31, 1998 and December 31, 1997                  F - 5

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1999, December 31, 1998
       and December 31, 1997                                    F - 6

Notes to Consolidated Financial Statements                      F - 7


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 1999,
                  DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

                                                               F-1




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders of Cambex Corporation:

We have audited the accompanying consolidated balance sheets of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 1999, and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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


                                 BELANGER & COMPANY, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Chelmsford, Massachusetts
March 29, 2000
                                    22
                                                                      F-2



                             CAMBEX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999 AND 1998

ASSETS
                                                1999             1998

CURRENT ASSETS

 Cash and cash equivalents                        $    366,743   $   211,452

 Accounts receivable, less reserves of $100,000
 in 1999 and $100,000 in 1998                          202,466       514,335

 Current portion of investment in sales-type
 leases, net of unearned interest income of
 $400 in 1998                                             -           25,820
 Inventories                                           622,430       303,720

 Prepaid expenses                                       65,995        72,852

   Total current liabilities                       $ 1,257,634   $ 1,128,179

LEASED EQUIPMENT, at cost, net of
 accumulated depreciation of $208,000
 in 1998                                           $     -       $      -

PROPERTY AND EQUIPMENT, at cost
 Machinery and equipment                           $ 3,052,887   $ 3,044,199
 Furniture and fixtures                                162,625       247,173
 Leasehold improvements                                602,092       602,092

                                                   $ 3,817,604   $ 3,893,464

 Less-Accumulated depreciation and amortization      3,639,196     3,585,441

                                                   $   178,408   $   308,023

OTHER ASSETS

 Other                                             $    37,830   $    37,830

    Total Assets                                   $ 1,473,872   $ 1,474,032




                              CAMBEX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999 AND 1998

LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                      1999          1998

CURRENT LIABILITIES:

 Loan Agreement                                     $   601,029   $   393,424
 Notes payable                                          550,000          -
 Accounts payable                                       463,675       408,841
 Obligations for trade-in memory                        286,250       360,250
 Other liabilities-short term portion                   967,558     1,146,168
 Accrued expenses-
  Payroll and related                                   117,524       136,349
  Income and other taxes                                 63,981        83,869
  Other                                                 332,344       173,821

    Total current liabilities                      $  3,382,361  $  2,702,722

LONG TERM DEBT                                     $  1,273,730  $  1,063,730

OTHER LIABILITIES-LONG TERM PORTION                $  2,324,540  $  3,173,007

DEFERRED REVENUE                                   $    100,116  $    255,366

   Total Liabilities                               $  7,080,747  $  7,194,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Preferred Stock, $1.00 par value per share-
  Authorized--3,000,000 shares
  Issued--None
 Common Stock, $.10 par value per share-
  Authorized--25,000,000
  Issued--11,076,232 shares in 1999 and
          11,072,582 shares in 1998                  1,107,623      1,107,258
 Capital in excess of par value                     15,970,199     15,966,625
 Accumulated other comprehensive income                101,989         88,134
 Retained earnings (deficit)                       (21,931,920)   (22,028,044)
 Less-Cost of shares held in treasury-
  1,534,356 in 1999 and 1998                          (854,766)      (854,766)

    Total Stockholders' Investment                $ (5,606,875)  $ (5,720,793)

    Total Liabilities and Stockholders'
    Investment                                    $  1,473,872   $  1,474,032


The accompanying notes are an integral part of these consolidated financial statements.
                              23
                                                            F-3


                            CAMBEX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year ended    Year ended    Year ended
                                      December 31,  December 31,  December 31,
                                         1999           1998          1997

REVENUES
 Sales                                $  2,175,481  $  1,600,644  $  6,667,693
 Professional services                   1,226,252     2,148,289     3,398,699

   Total revenues                     $  3,401,733  $  3,748,933  $ 10,066,392

COST OF SALES                            1,422,430     2,967,406     9,501,543

   Gross profit                          1,979,303       781,527       564,849

OPERATING EXPENSES:
 Research and development             $  1,096,806  $  1,379,094  $  2,321,925
 Selling                                   778,839     1,241,385     3,193,271
 General and administrative                607,408       760,578     1,295,465

                                      $  2,483,053  $  3,381,057  $  6,810,661

OPERATING INCOME (LOSS)               $   (503,750) $ (2,599,530) $ (6,245,812)

OTHER INCOME (EXPENSE):
 Interest expense                         (173,265)      (70,000)     (74,477)
 Interest income                               405         3,641       17,674
 Other income (expense)                     14,827      (107,288)     (84,861)

INCOME (LOSS) BEFORE REORGANIZATION
ITEMS AND INCOME TAXES                $   (661,783) $ (2,773,177) $ (6,387,476)

 Professional fees                    $       -     $       -     $  (210,000)

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEMS               $   (661,783) $ (2,773,177) $ (6,597,476)

 Provision for income taxes           $       -     $       -     $       -

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEMS                                 $   (661,783) $ (2,773,177) $ (6,597,476)

 Extraordinary Items (Note 15)             757,907          -             -

NET INCOME (LOSS)                     $     96,124  $ (2,773,177) $ (6,597,476)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Foreign Currency translation adjustments   13,855        27,378      (122,599)

OTHER COMPREHENSIVE INCOME            $     13,855  $     27,378  $   (122,599)

TOTAL COMPREHENSIVE INCOME(LOSS)      $    109,979  $ (2,745,799) $ (6,720,075)


TOTAL COMPREHENSIVE INCOME
(LOSS) PER COMMON SHARE                    $ 0.01      $(0.30)       $(0.74)

Weighted Average Common and
Common Equivalent Shares Outstanding    10,390,000    9,300,000     9,100,000


The accompanying notes are an integral part of these consolidated financial statements.

                                  24
                                                           F-4


                         CAMBEX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT


                            Common Stock  Capital in     Accumulated       Retained    Cost of
                               $.10        Excess of  Other Comprehensive  Earnings  Shares Held
                             Par Value    Par Value       Income           (Deficit)  in Treasury


BALANCE AT DECEMBER 31, 1996 $1,061,414   $15,792,105    $183,355          $(12,657,391) $(854,766)

ADD:
 Net loss                    $    -       $      -       $   -             $ (6,597,476) $    -
 Exercise of employee
  stock options                      90           135        -                     -          -
 Stock Purchase Plan Shares       2,107        22,543        -                     -          -
 Translation adjustment           -              -       (122,599)                 -          -

BALANCE AT DECEMBER 31, 1997 $1,063,611   $15,814,783    $ 60,756          $(19,254,867) $(854,766)

ADD:
 Net loss                    $    -       $      -       $   -             $ (2,773,177) $    -
 Exercise of employee
  stock options                     600           120        -                     -          -
 Stock Purchase Plan Shares       5,386         1,077        -                     -          -
 Issuance of shares pursuant
  to reorganization plan         37,661       150,645        -                     -          -
 Translation adjustment           -              -         27,378                  -          -

BALANCE AT DECEMBER 31, 1998 $1,107,258    $15,966,625   $ 88,134          $(22,028,044) $(854,766)

ADD:
 Net income                  $    -        $     -        $  -             $     96,124  $    -
 Exercise of employee stock
  options                           365            74        -                     -          -
 Issuance of warrants             -             3,500        -                     -          -
 Translation adjustment           -              -         13,855                  -          -

BALANCE AT DECEMBER 31, 1999 $1,107,623   $15,970,199    $101,989          $(21,931,920) $(854,766)


The accompanying notes are an integral part of these consolidated financial statements.

                                    25
                                                          F-5


                                CAMBEX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW

                                             YEAR ENDED  YEAR ENDED  YEAR ENDED
                                           DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1999        1998         1997


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                            $    96,124  $(2,773,177) $(6,597,476)
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
 Depreciation                               $   131,603  $   283,243  $   569,207
 Amortization                                      -            -            -
 Provision for losses on accounts receivable       -            -            -
 Provision for losses on inventory                 -            -       2,300,000
 Amortization of prepaid expenses                 7,822       24,892       28,990
 Common stock/warrants issued in lieu of cash      -         194,769         -

Changes in assets and liabilities:
 Decrease(increase) in accounts receivable      311,869      686,008      734,365
 Decrease(increase) in inventory               (318,710)   1,109,205    2,487,108
 Decrease(increase) in investment in
  sales-type leases                              25,820       59,299      501,072
 Decrease in prepaid taxes                         -            -       2,335,295
 Decrease(increase) in prepaid expenses            (965)      23,439      (14,452)
 Decrease in other assets                          -            -            -
 Increase(decrease) in accounts payable          54,834      112,422   (4,033,219)
 Increase(decrease) in obligations for
  trade-in memory                               (74,000)     360,250   (1,036,235)
 Increase(decrease) in accrued expenses         119,810      (67,686)    (857,512)
 Increase(decrease) in deferred revenue        (155,250)     239,888   (1,007,273)
 Increase(decrease) in other liabilities     (1,027,077)   4,319,175         -
 Increase)decrease) in liabilities
  subject to compromise                            -      (6,325,273)   6,325,273

    Total adjustments                       $  (924,244) $ 1,019,631  $ 8,332,619

Net cash provided by (used in) operating
 activities                                 $  (828,120) $(1,753,546) $ 1,735,143

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                $    (1,988) $     3,500  $    22,878

 Net cash provided by (used in)
  investing activities                      $    (1,988) $     3,500  $    22,878

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable       $   760,000  $ 1,063,730  $      -
 Proceeds from the sale of common
  stock and warrants                              3,939          720       24,875
 Net borrowings(repayments) under loan
  agreement                                     207,605      393,424         -
 Net borrowings(repayments) under
  revolving credit agreement                       -            -      (1,800,000)

 Net cash provided by(used in)
  financing activities                      $   971,544  $ 1,457,874  $(1,775,125)
Effect of exchange rate changes on cash          13,855       27,378     (122,599)

Net increase(decrease) in cash and
 cash equivalents                           $   155,291  $  (264,794) $  (139,703)
Cash and cash equivalents at beginning of year  211,452      476,246      615,949

Cash and cash equivalents at end of year        366,743      211,452      476,246


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for: Interest     $    13,265  $      -     $    43,477
                               Income taxes        -            -            -
Refunds received from the Internal Revenue Service -            -       2,335,295
Reorganization professional fees                   -            -         210,000


The accompanying notes are an integral part of these consolidated financial statements.

                                      26
                                                            F-6




                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

(1)   Liquidity


As further described in Note 12, from June 1, 1998 through August 18, 1999, the Company raised $1,270,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes, of which $700,000 was used to pay pre-petition debt and legal and professional fees resulting from the Company filing a voluntary petition for relief under Chapter 11 of the bankruptcy code on October 10, 1997 with the United States Bankruptcy Court in Boston, Massachusetts. The Company's reorganization plan was confirmed by the Court in April, 1998. Subsequently, the Company emerged from Chapter 11 on April 23, 1998. As described in the Company's Plan, the success of the Plan is dependent upon several factors, including the Company's ability to raise additional capital. The additional financing will be used to fund continuing operations of the Company, particularly in development, sales and marketing. The Company also has a loan and security agreement under which the Company may borrow up to $650,000 outstanding at any one time. During 1999, the Company raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum and maturities of November, 2000.

The Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The Company's management believes it has taken the appropriate corrective actions to reduce expenses through consolidation of the workforce and outsourcing certain operations and to increase revenue through the sale of new products, new strategic alliances and selling products with improved gross margins. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries (the Company). All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company manufactures equipment for sale or lease. Revenue from product sales is recognized at the time the hardware and software are shipped. The Company accepts memory in trade as consideration in certain revenue transactions. Revenue is recorded at the net cash received. When the memory is subsequently sold, the amount received is recorded as revenue. Service and other revenues are recognized ratably over the contractual period or as the services are provided. Under certain equipment leases which qualify as sales type leases, the present value of noncancelable payments is currently
                                      27
                                                       F-7



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales. The unearned interest is recognized over the noncancelable term of the lease. The Company has deferred revenue associated with the sale of certain products that have future performance obligations. For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life.


License fees are amortized over the useful life of the technologies being licensed.

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             1999               1998

     Raw materials                     $   419,984        $   228,524
     Work-in-process                        78,572             51,215
     Finished goods                        123,874             23,981

                                       $   622,430        $   303,720

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

                              December 31, 1999

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

If property is sold or otherwise disposed of, the Company's policy is to remove the related cost and accumulated depreciation from the accounts and to include any resulting gain or loss in income.

Depreciation expense of $131,603, $283,243, and $569,207, was recorded for the periods ended December 31, 1999, December 31, 1998, and December 31, 1997, respectively.


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

For the year ended December 31, 1999, common stock equivalents had no material effect on the computation of earnings per share. For the years ended December 31, 1998 and 1997, common share equivalents were not included in diluted income
(loss) per share because the Company incurred a loss for each year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income (loss) per share.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.

                                    29
                                                              F-9



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

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

Disclosures about the Fair Value of Financial Instruments

The Company's financial instruments consist mainly of cash, cash equivalents, accounts receivable, investment in sales-type leases, property held for sale, accounts payable, notes payable, and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments, except for the following. Under the reorganization plan described in Note 1 to the financial statements, other liabilities of approximately $4,300,000 are expected to be paid over a 30 month period which commenced in October 1998, without interest. Accordingly, the net present value of these payments approximate $2,200,000 at December 31, 1999 assuming an interest rate of 8.50%, $3,800,000 at December 31, 1998 assuming an interest rate of 7.44% and $4,000,000 at December 31, 1997 assuming an interest rate of 9%.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999
                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," became effective for periods beginning after December 31, 1997. This statement requires the presentment of information about the identifiable components comprising an enterprise's business activities.

The Company has determined that there are no separately reportable operating segments and, therefore, does not present separate reporting segments in the financial statements.

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



                                      31
                                                             F-11




                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)

(3)   Business, Operations and Segment Information

The Company is a designer and supplier of Fibre Channel hardware and software solutions for building Storage Area Networks (SAN). The Company's products include Fibre Channel host bus adapters, hubs, high availability software and disk arrays for building SANs in heterogeneous open systems operating environments. The Company also provides add-on memory for IBM enterprise servers.

The Company sells its equipment to end users, resellers, distributors and OEMs. The Company's principal customers operate in a wide variety of industries and in a broad geographical area. No single customer or distributor accounted for 10% or more of total sales in fiscal year 1997. During years 1998 and 1999, one customer accounted for 11% of total revenues each year. Foreign sales were 23% in 1997 and less than 10% of total revenues in fiscal 1998 and 1999.

(4)   Income Taxes

In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following table presents the components of income (loss) before income taxes:


                Year ended        Year ended          Year ended
                December 31,      December 31,        December 31,
                   1999             1998                 1997


Domestic        $( 531,000)        $(2,549,000)      $(5,689,000)

Foreign          ( 131,000)         (  224,000)       (  908,000)

                $( 662,000)        $(2,773,000)      $(6,597,000)



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)


(4)   Income Taxes - Continued

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended      Year ended

                               December        December        December
                                 1999            1998            1997

Provision (credit) at
federal statutory rate      $   32,700      $(  943,000)      $(2,243,000)

State tax provision
(credit), net of federal
tax benefit                     14,300       (  160,000)         (358,000)

Foreign and other losses
for which no benefits have
been recorded                   44,400           76,000           309,000

Change in valuation
allowances                    ( 90,800)       1,047,000         2,007,000

Other                         (    600)      (   20,000)          285,000
                            $    -0-        $     -0-          $    -0-





                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)


(4)   Income Taxes - Continued


The Company has federal net operating loss carryovers totalling $16,271,000 which expire through the year ended December 31, 2014.

The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 1999, 1998 and 1997 are as follows:

                                   December       December        December
                                     1999           1998            1997

Assets
Reserves not currently deductible
 for tax purposes                  $1,584,000     $1,920,000    $ 1,874,000
State tax net operating loss
 carryforward                       1,612,000      1,565,000      1,335,000
Federal net operating loss
 carryforward                       5,012,000      4,859,000      4,114,000
Employee benefits                      41,000         47,000         96,000
Other                                  49,000        154,000         76,000

 Total deferred tax assets         $8,298,000     $8,545,000    $ 7,495,000

Liabilities
Fixed asset basis difference       $ (164,000)    $        0    $         0
Other                                 158,000        (45,000)       (42,000)

 Total deferred tax liabilities    $  ( 6,000)       (45,000)   $   (42,000)

Net deferred tax asset             $8,292,000     $8,500,000    $ 7,453,000
Valuation allowance                (8,292,000)    (8,500,000)    (7,453,000)
Tax asset                                 0                0               0

Tax refunds receivable                    0                0               0

Total tax asset                           0                0               0

Due to the uncertainty of the realizability of the deferred tax assets, the Company has established a valuation allowance for the net deferred tax assets.


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999


                                 (Continued)

(5)   Short Term Borrowings

The Company has a loan and security agreement with a related party referred to in Note 12. The outstanding balance due to the related party was $601,029 and $393,424 at December 31, 1999 and 1998, respectively.

Notes payable of $550,000 at December 31, 1999 represent advances payable which are due November, 2000. These notes include amounts of $250,000 from related parties. These notes are further described in Note 12.

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

(6)   Long-Term Debt and Related Matters

Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                     1999            1998
          Subordinated Convertible Notes
          with interest rate of 10%
          due April 30, 2003                       $1,273,730    $1,063,730

          Less: Current maturities                      -0-           -0-


          Total                                    $1,273,730    $1,063,730

Of the advances received for the notes, approximately $560,000 was received from a related party and is discussed in Note 12.
                                      35
                                                             F-15



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)

(6)   Long-Term Debt and Related Matters - Continued

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1999 are as follows:

                                   Year                 Amount

                                   2000	                 -0-
                                   2001             	    -0-
                                   2002	                 -0-
                                   2003              	$1,273,730
                                   Thereafter            -0-

                                   Total              $1,273,730

(7)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 1999, 1998 and 1997 were approximately 9,540,000, 9,300,000, and
9,100,000, respectively.

Common stock equivalents include the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants (see Note 9), assuming that the Company reinvested the proceeds to purchase additional shares at market value. Common stock equivalents also include shares of common stock that would be issuable upon conversion of subordinated promissory convertible notes.

Options and warrants to purchase 143,851 and 259,305 weighted average shares of common stock during the years ended December 31, 1998 and 1997, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share. Weighted average shares of 855,313 common stock equivalents had no material effect on the computation of earnings per share for the year ended December 31, 1999. Weighted average shares issuable from convertible notes of 5,235,261 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 9, options and warrants to purchase 4,959,423, 94,970 and 187,420 shares of common stock outstanding at December 31, 1999, 1998 and 1997, respectively, and 5,235,261 shares of common stock issuable upon conversion of notes outstanding at December 31, 1999 could potentially dilute basic income (loss) per share in the future.


                                      36
                                                             F-16



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)



(8)   Commitments and Contingencies

At December 31, 1999, the Company had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  2000              $  381,924
                  2001              $  381,924
                  2002              $  381,924
                  2003              $  159,134
                                    $1,304,906

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $213,000 for the year ended December 31, 1999, $260,000 for the year ended December 31, 1998, and $1,160,000 for the year ended December 31, 1997. During 1997, 1998, 1999 and 2000, the Company entered into agreements to sublet portions of its facilities to unrelated parties.

In the ordinary course of business, the Company is involved in legal proceedings. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

(9)   Stock Options and Warrants

On November 12, 1999, the Company established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the delivery of up to 1,500,000 shares. On March 7, 1997, the Company established the 1997 Stock Option Plan. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 1999, the Company had three stock option plans for officers and certain employees under which 2,564,320 shares were reserved and options for 1,475,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between January 6, 2002 and November 12, 2009.


                                     37

                                                   F-17



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)

(9)   Stock Options and Warrants - Continued


Stock option activity for the three years ended December 31, 1999 was as follows:


Option Shares                        Number            Option Price


      Outstanding at December 31, 1996    368,820           .25  -  16.15

      Granted                                -                   -
      Exercised, cancelled or
          expired                        (181,400)          .25  -  10.41
      Outstanding at December 31, 1997    187,420           .35  -  16.15

      Granted                                -                   -
      Exercised, cancelled or
          expired                        ( 92,450)          .12  -  16.15
      Outstanding at December 31, 1998     94,970           .12

     	Granted                           1,204,500           .12  -   2.10
     	Exercised, cancelled or
	         Expired                        (210,150)          .12  -   1.67
     	Outstanding at December 31, 1999  1,089,320           .12  -   2.10


As of December 31, 1999 and 1998, options for 161,620 and 27,970 shares were exercisable at aggregate option prices of $33,524 and $3,356, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended     Year ended
                                      December 31,  December 31,   December 31,
                                          1999         1998            1997

Net Income (Loss): As Reported (000's)      96         (2,773)       (6,597)
                   Pro Forma                96         (2,773)       (6,597)

Basic and Diluted EPS:As Reported         0.01         ( 0.30)       (  .72)
                      Pro Forma           0.01         ( 0.30)       (  .72)


                                      38
                                                             F-18



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)

(9)   Stock Options and Warrants - Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and values for grants in the periods presented.

                                     Year ended    Year ended      Year ended
                                     December 31,  December 31,    December 31,
                                        1999           1998           1997

Assumptions:
      Risk free interest rate          6.92%           N/A         N/A
      Expected dividend yield             0%           N/A         N/A
      Expected life in years             10            N/A         N/A
      Expected volatility             129.2%           N/A         N/A

Values:
      Weighted average fair
         value of options granted      2.85              0           0

      Weighted average exercise price   .43            .12        1.94

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of December 31, 1999 and 1998, warrants to purchase 3,870,103 and 1,063,730 shares of common stock at weighted average prices of $0.82 and $0.50 per share, repectively, were outstanding and an equal number of shares were reserved for issuance.

(10)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

The Company has an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of the Company's pre-tax income, as defined. There was no provision in 1999, 1998 or 1997.

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

The Company offers no post-retirement benefits other than those provided under the Plan.
                                      39
                                                      F-19



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)



(11)  Employee Stock Purchase Plan

On December 20, 1993, the Company established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. On August 31, 1998, the Board of Directors voted, subject to shareholder approval, to increase the number of shares to cover the number of shares purchased under the Plan during the period January 1, 1998 to June 30, 1998 and to terminate the Plan. Under the Plan, employees could elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There were two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 1998, fiscal 1997 and fiscal 1996, there were 53,862, 21,069, and 50,060 shares issued under the Plan, respectively. At December 31, 1999, there were 160,708 shares reserved for issuance under the Plan.

(12)  Related Party Transactions

In November, 1999, the Company raised $550,000, including $125,000 from Joseph
F. Kruy, Chairman, President and Chief Executive Officer of the Company and $125,000 from Philip C. Hankins, a Director of the Company, in cash from the issuance of 12% Notes Payable (the "Notes"), which are not due before November, 2000. In addition to the Note, each holder was issued a Stock Purchase Warrant (the "Warrant"), the exercise of which will allow the warrant holder to purchase two shares of common stock, at approximately $2.00 per share, for each dollar invested through the issuance of the Notes.

From June 1, 1999 through August 18, 1999, the Company has raised $210,000, including $100,000 from Joseph F. Kruy, Chairman, President and Chief Executive Officer of the Company, in cash from the issuance of 10% Secured Subordinated Convertible Promissory Notes. On June 1, 1998, the Company raised approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, in cash from the issuance of 10% Secured Subordinated Convertible Promissory Notes. Under the terms of the Notes, which are due on April 30, 2003, the holders may convert the notes into shares of common stock at a conversion price of $0.22 per share. In addition to the Note, each holder was issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar invested through the issuance of the Notes. Additional warrants to purchase approximately 96,000 shares of common stock, at $0.50 per share were issued on June 1, 1999 in relation to interest due on the June 1, 1998 notes.


                                      40

                                                           F-20



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)

(12)  Related Party Transactions - Continued

On November 9, 1998, the Company entered into a loan and security agreement with a lender company, hereafter referred to as "Lender" which is owned by a relative of Joseph F. Kruy, Chairman and Chief Executive Officer of the Company, under which the Company may borrow up to a maximum of $650,000 being outstanding at any one time. Such loan is fully secured by all assets of the Company. The Company pays all collections from accounts receivable to the Lender not less frequently than each week until the outstanding loan amount plus related interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the loan agreement, the Lender receives a warrant for the purchase of two shares of common stock, at $0.22 per share, for each dollar loaned to the Company.

(13) Events (Unaudited) Subsequent to date of Report of Independent Public Accountants

Subsequent to the end of 1999, the Company raised an additional $2,000,000 in cash from the issuance of 8% Convertible Bridge Notes which are due in August and September, 2000. The notes are convertible at a weighted average share price of $4.08. The Company may redeem the notes at any time during the term of the notes. If the Company does not redeem the notes prior to maturity and the Company's stock price falls below certain levels, the holders are entitled to acquire additional shares. In addition to the notes, warrants to purchase 300,000 shares of common stock were issued at weighted average exercise prices of $4.54 per share.

On March 1, 2000, the Company entered into a Sublease Agreement with a third party pursuant to which the Company sublet approximately 8,000 square feet in its Waltham, Massachusetts facility (which is approximately 12% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003.

(14)  Credit Risk

The Company maintains cash balances at financial institutions located in Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the Company's uninsured cash balances total $246,606.

The Company's subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 1999, the Company's overseas cash balances total $18,678.


                                      41
                                                           F-21



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                 (Continued)


(15)  Extraordinary Items

Extraordinary income in 1999 consists of the payment of other liabilities at a discount from face value. The per share amount of the gain on the extinguishment of debt is $0.07.






















                                       42

                                                             F-22








                                CAMBEX CORPORATION AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                                           Charged To
                               Balance at  (Recovered            Balance
                                Beginning     From)   Writeoffs/  at End
                                 of Year     Income   Deductions of Year
                                ---------- ----------- --------- -------


YEAR ENDED DECEMBER 31, 1997

Reserve for doubtful accounts $  131,000  $    -     $  -       $131,000




YEAR ENDED DECEMBER 31, 1998:

Reserve for doubtful accounts $  131,000  $   -     $   (31,000)$100,000




YEAR ENDED DECEMBER 31, 1999:

Reserve for doubtful accounts $  100,000  $   -     $  -        $100,000




                                          43


                                                               F-23





                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                         March 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2000.


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





                                      44



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-77667 and 33-18072).


                                            BELANGER & COMPANY, P.C.
                                            CERTIFIED PUBLIC ACCOUNTANTS



Chelmsford, Massachusetts
March 29, 2000