Form 10-Q
period 2000-04-01
CAMBEX CORP
filed 2000-05-12
CIK 16590

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  Quarterly Report Under Section 13 Or 15(d)
                   Of The Securities Exchange Act Of 1934



For the Quarter Ended:   April 1, 2000        Commission File No:   0-6933



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

             Yes  X                              No



                                  CAMBEX CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                    APRIL 1, 2000 AND DECEMBER 31, 1999

                                                 (UNAUDITED)

                                                    ASSETS

                                                    APRIL 1,     DECEMBER 31,
                                                     2000           1999

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                      $ 1,008,108    $   366,743

   ACCOUNTS RECEIVABLE, LESS RESERVES OF
      $100,000 ON APRIL 1, 2000 AND
      $100,000 ON DECEMBER 31, 1999                   245,187        202,466

   INVENTORIES                                        562,223        622,430

   PREPAID TAXES                                         -              -

   PREPAID EXPENSES                                    66,180         65,995


      TOTAL CURRENT ASSETS                        $ 1,881,698    $ 1,257,634


PROPERTY AND EQUIPMENT, AT COST:

   MACHINERY AND EQUIPMENT                        $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                             162,625       162,625
   LEASEHOLD IMPROVEMENTS                             602,092       602,092
                                                  $ 3,817,604   $ 3,817,604

   LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION 3,659,769     3,639,196

     NET PROPERTY AND EQUIPMENT                   $   157,835   $   178,408

OTHER ASSETS
       OTHER                                      $    37,830   $    37,830


  TOTAL ASSETS                                    $ 2,077,363   $ 1,473,872

                                     -2-


                                            CONSOLIDATED BALANCE SHEETS

                                        APRIL 1, 2000 AND DECEMBER 31, 1999

                                                    (UNAUDITED)

                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              APRIL 1,          DECEMBER 31,
                                                2000                1999

CURRENT LIABILITIES:

  LOAN AGREEMENT                             $    -           $   601,029

  NOTES PAYABLE                                2,287,940          550,000

  ACCOUNTS PAYABLE                               482,953          463,675

  OBLIGATIONS FOR TRADE-IN MEMORY                240,000          286,250

  OTHER LIABILITIES-SHORT TERM PORTION         1,177,421          967,558

  ACCRUED EXPENSES                               544,607          513,849


     TOTAL CURRENT LIABILITIES              $  4,732,921     $  3,382,361


LONG TERM DEBT                              $  1,273,730     $  1,273,730

OTHER LIABILITIES-LONG TERM PORTION            1,935,188        2,324,540

DEFERRED REVENUE                                 100,116          100,116


STOCKHOLDERS' INVESTMENT:

  PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
     AUTHORIZED - 3,000,000 SHARES
     ISSUED - NONE

  COMMON STOCK, $.10 PAR VALUE PER SHARE -
     AUTHORIZED -   25,000,000 SHARES
     ISSUED  -  11,169,615 SHARES ON APRIL 1, 2000 AND
                11,076,232 SHARES ON DECEMBER 31, 1999 $ 1,116,962 $ 1,107,623

  CAPITAL IN EXCESS OF PAR VALUE                        15,972,066  15,970,199

  ACCUMULATED OTHER COMPREHENSIVE INCOME                   101,989     101,989

  RETAINED EARNINGS (DEFICIT)                          (22,300,843)(21,931,920)

   LESS - COST OF SHARES HELD IN TREASURY -
          1,534,356 ON APRIL 1, 2000 AND
          ON DECEMBER 31, 1999                           (854,766)    (854,766)

  TOTAL STOCKHOLDERS' INVESTMENT                     $ (5,964,592) $(5,606,875)


  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT     $  2,077,363  $ 1,473,872

                                       -3-

                                 CAMBEX CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME

                                       FOR THE THREE MONTHS ENDED

                                    APRIL 1, 2000 AND APRIL 3, 1999

                                               (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED

                                                     APRIL 1,         APRIL 3,
                                                      2000             1999

REVENUES                                           $   655,028     $ 1,390,148

COST OF SALES                                          361,494         624,917

GROSS PROFIT                                       $   293,534     $   765,231

OPERATING EXPENSES:

  RESEARCH AND DEVELOPMENT                         $   351,786     $   311,728

  SELLING                                              201,750         182,370

  GENERAL AND ADMINISTRATIVE                           123,248         148,782

                                                   $   676,784     $   642,880

OPERATING INCOME (LOSS)                            $  (383,250)    $   122,351

OTHER INCOME (EXPENSE):
   INTEREST EXPENSE                                $   (88,079)    $   (35,000)
   INTEREST INCOME                                        -                323
   OTHER INCOME (EXPENSE)                                 -             13,810

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEMS                            $  (471,329)    $   101,484

PROVISION FOR INCOME TAXES                       -               -

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS           $  (471,329)    $   101,484

EXTRAORDINARY ITEMS                                    102,406            -

NET INCOME (LOSS)                                  $  (368,923)    $   101,484

OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                  -               -

TOTAL COMPREHENSIVE INCOME (LOSS)                  $  (368,923)    $   101,484


TOTAL COMPREHENSIVE INCOME (LOSS)
PER COMMON SHARE                                   $     (0.04)    $      0.01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          9,600,000       9,500,000

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                       10,390,000       9,500,000


                               CAMBEX CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED
                                  APRIL 1, 2000 AND APRIL 3, 1999


                                                    FOR THE THREE MONTHS ENDED

                                                      APRIL 1,        APRIL 3,
                                                       2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $   (368,923)  $  101,484
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                      $     20,573   $   32,892
  Amortization of prepaid expenses                          7,210        8,422
  Common stock issued in lieu of cash                      10,246         -
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable            (42,721)     (76,900)
    Decrease (increase) in inventory                       60,207     (205,961)
    Decrease in investment in sales-type leases              -          15,411
    Decrease in prepaid taxes                                -            -
    Decrease (increase) in prepaid expenses                (7,395)       4,430
    Decrease in other assets                                 -            -
    Increase (decrease) in accounts payable                19,278       56,505
    Increase (decrease) in obligations for trade-in memory(46,250)        -
    Increase (decrease) in accrued expenses                30,758        1,009
    Increase (decrease) in deferred revenue                  -            -
    Increase (decrease) in other liabilities             (179,489)     (37,781)

     Total adjustments                               $   (127,583)  $ (201,973)

     Net cash provided by (used in) operating activities$(496,506)  $ (100,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales (purchases) of Equipment                         -          (3,395)

   Net cash provided by (used in) investing activities $     -      $   (3,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings(payments) under loan agreement            $ (601,029)  $   65,445
  Increase(decrease) in notes payable                   1,737,940         -
  Proceeds from sale of common stock                          960         -

   Net cash provided by (used in) financing activities $1,137,871   $   65,445

  Effect of exchange rate changes on cash                    -            -

Net increase (decrease) in cash and cash equivalents   $  641,365   $  (38,439)

Cash and cash equivalents at beginning of period       $  366,743   $  211,452

Cash and cash equivalents at end of period             $1,008,108   $  173,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $    1,618   $    -
    Income Taxes                                             -           -


                                            FORM 10-Q

                             CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2000              Commission File No:   0-6933

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

       Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             April 1,            December 31,
                                               2000                    1999


       Raw materials                        $  358,653           $  419,984
       Work-in-process                          98,085               78,572
       Finished goods                          105,485              123,874


                                            $  562,223           $  622,430

                                                  FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     April 1, 2000              Commission File:  0-6933



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

       (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

               The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                                        FORM 10-Q

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   April 1, 2000            Commission File:      0-6933


Notes & Comments (Continued):


(3) Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

               The Company develops, manufactures and markets leading-edge Fibre Channel hardware and software solutions for building Storage
               Area Networks (SANs). The Company offers high performance Fibre Channel host bus adapters and hubs, high availability software, Full-Fibre RAID arrays and management software for the deployment of heterogeneous SAN solutions, providing companies the competitive advantage of constant data access, storage consolidation and centralized management. The Company also supplies memory for IBM enterprise servers.

               Revenues for the first quarter ended April 1, 2000 decreased 53% from the comparable three months of the prior year due to decreased disk storage product and service revenue, which was partially offset by continued growth in sales of the Company's Fibre Channel connectivity products. The decrease in revenue from the disk storage products was due to the Company transitioning from the traditional SCSI based disks to end to end full-fibre solutions and to the fact that building its sales organization is still in an early stage.

               The gross profit of 45% for the first quarter of 2000 was lower than the 55% achieved in 1999 due to the relative amount of fixed costs in relation to revenues.

               Operating expenses for the three months ended April 1, 2000 increased 5% from the comparable three months of the prior year due principally to increased research and development and sales expenses. The Company continues to invest in the research and development of new and existing Fibre Channel connectivity products. The Company also invested in building its sales organization and indirect distribution channels.

                                       FORM 10-Q

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  April 1, 2000                Commission File:  0-6933


Notes & Comments (Continued):

(3) Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

              Extraordinary income for the three months ended April 1, 2000 was primarily payment of other liabilities at a discount from face value.

              During the first quarter of 2000, the Company raised an additional $2,000,000 in cash from the issuance of 8% Convertible Bridge Notes which are due in August and September, 2000. The notes are convertible at a weighted average share price of $4.08. The Company may redeem the notes at any time during the term of the notes. If the Company does not redeem the notes prior to maturity and the Company's stock price falls below certain levels, the holders are entitled to acquire additional shares. In addition to the notes, warrants to purchase 300,000 shares of common stock were issued at weighted average exercise prices of $4.54 per share.

              On March 1, 2000, the Company entered into a Sublease Agreement with a third party pursuant to which the Company sublet approximately 8,000 square feet in its Waltham, Massachusetts facility (which is approximately 12% of the Company's total leased space). The term of the sublease is coterminous with the primary lease and expires on May 31, 2003.

                               FORM 10-Q

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 1, 2000           Commission File: O-6933


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




Dated:        May 12, 2000