Form 10-Q/A
period 2000-04-01
CAMBEX CORP
filed 2000-07-12
CIK 16590

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-Q/A
    Amendment to Quarterly Report Under Section 13
    or 15(d) of the Securities Exchange Act of 1934


Quarter Ended: April 1, 2000            Commission File Number: 0-6933


                  CAMBEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)


     Massachusetts                                04-2442959
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)


     360 Second Avenue, Waltham, Massachusetts           02451
       (Address of principal executive offices)       (Zip Code)


                    (781) 890-6000
                (Registrant's Telephone
             Number, Including Area Code)


Indicate by "X" whether the registrant: (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.
     Yes  X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                         Outstanding as of
                                     March 31, 2000
     ------------           -----------------------------
     Common                        9,635,259 shares


                    AMENDMENT NO 1

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended
April 1, 2000 (the "Report"), by (a) adding Part II to the Report concerning "Other Information" immediately following Management's Discussion and Analysis of Financial Condition and Results of Operations and (b) filing certain exhibits to the Report concerning previously reported transactions related to the Company's issuance of Series 1 Bridge Financing Notes,
Attached Repricing Warrants and Common Stock Purchase
Warrants during the quarter ended April 1, 2000, as follows:


Part II.                      OTHER INFORMATION

Item 1.        Legal Proceedings

     The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.


Item 2.        Change in Securities and Use of Proceeds

          None.


Item 3.        Defaults Upon Senior Securities

          None.


Item 4.        Submission of Matters to a Vote of
Security Holders

          None.


Item 5         Other Information

          None.


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits

                     Exhibit Index

2.1       Reorganization Plan of the Company
          dated March 17, 1998.

2.2       Amended Disclosure Statement with
          respect to Reorganization Plan of
          the Company dated March 17, 1998.

3.1       Articles of Organization of the
          Company, as amended (included as
          Exhibit 1.1 to the Company's Annual
          Report on Form 10-K for the fiscal
          year ended August 31, 1981, and
          incorporated herein by reference).          *

3.1.1     Articles of Amendment to Articles
          of Organization filed with the
          Massachusetts Secretary of State on
          December 11, 1987 (included as
          Exhibit 3.1.1 to the Company's
          Annual Report on Form 10-K for the
          fiscal year ended August 31, 1987,
          and incorporated herein by
          reference).                                  *

3.1.2     Articles of Amendment to Articles
          of Organization filed with the
          Massachusetts Secretary of State on
          June 9, 1988 (included as Exhibit
          3.1.2 to the Company's Annual
          Report on Form 10-K for the fiscal
          year ended August 31, 1988, and
          incorporated herein by reference).          *

3.1.3     Articles of Amendment to Articles
          of Organization filed with the
          Massachusetts Secretary of State on
          January 23, 1992 (included as
          Exhibit 3.1.3 to the Company's
          Annual Report on Form 10-K for the
          fiscal year ended August 31, 1993,
          and incorporated herein by
          reference).                                 *

3.2       By-Laws of the Company, as amended.

4.1       Registration Rights Agreement among
          the Company, SovCap Equity
          Partners, Ltd., Correllus
          International, Ltd. and Arab
          Commerce Bank Ltd. (collectively,
          the "Sovereign Purchasers") dated
          as of January 18, 2000.

10.1      Employment Agreement between Joseph
          F. Kruy and the Company, dated as
          of November 18, 1994.

10.2      Incentive Bonus Plan (included as
          Exhibit 10.3 to the Company's
          Annual Report on Form 10-K for the
          fiscal year ended August 31, 1983,
          and incorporated herein by
          reference).                                       *

10.3      1985 Non-Qualified Stock Option
          Plan (included as Exhibit 10.6 to
          the Company's Annual Report on Form
          10-K for the fiscal year ended
          August 31, 1985, and incorporated
          herein by reference).                            *

10.4      1987 Combination Stock Option Plan
          (included as Exhibit 10.8 to the
          Company's Annual Report on Form 10-
          K for the fiscal year ended August
          31, 1987, and incorporated herein
          by reference).                                   *

10.5      Employee Stock Purchase Plan
          (included as Exhibit 10.9 to the
          Company's Annual Report on Form 10-
          K for the fiscal year ended August
          31, 1994, and incorporated herein
          by reference).                                    *

10.6      2000 Equity Incentive Plan
          (included as Exhibit 10.12 to the
          Company's Annual Report on Form 10-
          K for the fiscal year ended
          December 31, 1999, and incorporated
          herein by reference).                             *

10.7      Series 1 Bridge Note Purchase
          Agreement among the Company and the
          Sovereign Purchasers dated as of
          January 18, 2000.

10.8      Escrow Agreement among the Company,
          the Sovereign Purchasers and
          Suntrust Bank, Atlanta dated as of
          January 6, 2000.

10.9      Placement Agent Agreement between
          the Company and Sovereign Capital
          Advisors, LLC ("Sovereign
          Advisors") dated as of January 18,
          2000.

10.10     Guaranty Agreement among Joseph F.
          Kruy, the Company and the Sovereign
          Purchasers dated as of January 18,
          2000.

10.11     Guaranty Agreement among CyberFin
          Corporation, the Company and the
          Sovereign Purchasers dated as of
          January 18, 2000.

10.12     Stock Pledge Agreement among Joseph
          F. Kruy, the Company and the
          Sovereign Purchasers dated as of
          January 18, 2000.

10.13     Stock Pledge Agreement among
          CyberFin Corporation, the Company
          and the Sovereign Purchasers dated
          as of January 18, 2000.

10.14     Series 1 Bridge Financing Note in
          favor of SovCap Equity Partners,
          Ltd. ("SovCap") dated as of January
          18, 2000.

10.15     Attached Repricing Warrant in favor
          of SovCap dated as of January 18,
          2000.

10.16     Series 1 Bridge Financing Note in
          favor of Correllus International,
          Ltd. ("Correllus") dated as of
          January 18, 2000.

10.17     Attached Repricing Warrant in favor
          of Correllus dated as of January
          18, 2000.

10.18     Common Stock Purchase Warrant in
          favor of SovCap dated as of January
          18, 2000.

10.19     Common Stock Purchase Warrant in
          favor of Correllus dated as of
          January 18, 2000.

10.20     Sovereign Warrant Agreement between
          the Company and Sovereign Advisors
          dated as of January 18, 2000.

10.21     Warrant Certificate registered in
          the name of Sovereign Advisors
          dated January 18, 2000.

10.22     Series 1 Bridge Financing Note in
          favor of Arab Commerce Bank Ltd.
          ("Arab Commerce") dated as of
          February 9, 2000.

10.23     Attached Repricing Warrant in favor
          of Arab Commerce dated as of
          February 9, 2000.

10.24     Common Stock Purchase Warrant in
          favor of Arab Commerce dated as of
          February 9, 2000.

10.25     Series 1 Bridge Financing Note in
          favor of SovCap dated as of
          February 9, 2000.

10.26     Attached Repricing Warrant in favor
          of SovCap dated as of February 9,
          2000.

10.27     Common Stock Purchase Warrant in
          favor of SovCap dated as of
          February 9, 2000.

27        Financial Data Schedule                   *

*         Previously filed with the
          Securities and Exchange
          Commission

     (b)  Reports on Form 8-K

          None.


                      SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CAMBEX CORPORATION



Date:     July 11, 2000                 By: /s/ Joseph F. Kruy

                                        Joseph F. Kruy, President and Chief
                                        Executive Officer