Form 10QSB
period 2000-07-01
CAMBEX CORP
filed 2000-08-11
CIK 16590

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


             Quarterly Report Under Section 13 Or 15(d)
               Of The Securities Exchange Act Of 1934



For the Quarter Ended:   July 1, 2000            Commission File No:   0-6933



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


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                              No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding as of June 30, 2000

Common                                              9,731,635 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements


                 CAMBEX CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                 JULY 1, 2000 AND DECEMBER 31, 1999
				            	          (UNAUDITED)
                              ASSETS

                                                	JULY 1,	         DECEMBER 31,
		                                                2000			             1999


CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	                   $  	571,461 	        $  	366,743

ACCOUNTS RECEIVABLE,
   Less Reserves of $100,000
   in 2000 and 1999                            		149,312             	202,466

INVENTORIES                                    		535,149	            	622,430

PREPAID EXPENSES 	                               	64,049             		65,995

   TOTAL CURRENT ASSETS 	                    $	1,319,971	         $	1,257,634

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT 	                 $	3,052,887	         $	3,052,887
   FURNITURE AND FIXTURES 		                     162,625		            162,625
   LEASEHOLD IMPROVEMENTS 		                     602,092		            602,092
	                                            $	3,817,604	         $	3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION 		               3,680,342		          3,639,196

 NET PROPERTY AND EQUIPMENT	                 $  	137,262	         $	  178,408

OTHER ASSETS
      OTHER 	                                $	   37,830	         $	   37,830

  TOTAL ASSETS	                              $	1,495,063	         $	1,473,872





                      CONSOLIDATED BALANCE SHEETS

                  JULY 1, 2000 AND DECEMBER 31, 1999
                           (UNAUDITED)
                LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 	JULY 1,	      DECEMBER 31,
	                                                 	2000			         1999

CURRENT LIABILITIES:
LOAN AGREEMENT	                                $	   298,600 	   $	   601,029
NOTES PAYABLE		                                   2,287,940		        550,000
ACCOUNTS PAYABLE		                                  454,925		        463,675
OBLIGATIONS FOR TRADE-IN MEMORY		                   240,000		        286,250
OTHER LIABILITIES-SHORT TERM PORTION		            1,213,250        		967,558
ACCRUED EXPENSES		                                  578,379        		513,849

  TOTAL CURRENT LIABILITIES 	                  $ 	5,073,094	    $	 3,382,361

LONG TERM DEBT  	                              $	 1,273,730 	   $	 1,273,730
OTHER LIABILITIES-LONG TERM PORTION		             1,650,734		      2,324,540
DEFERRED REVENUE	                                  	100,116		        100,116
STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
    ISSUED -	11,269,615 shares in 2000,and
	            11,076,232 shares in 1999 	       $	 1,126,962 	   $	 1,107,623
CAPITAL IN EXCESS OF PAR VALUE		                 15,984,266		     15,970,199
ACCUMULATED OTHER
   COMPREHENSIVE INCOME		                           101,989		        101,989
RETAINED EARNINGS (DEFICIT)		                   (22,938,862)		   (21,931,920)
LESS - COST OF SHARES HELD IN TREASURY
	1,537,980 in 2000 and
 1,534,356 in  1999 		                             (876,966)		      (854,766)

TOTAL STOCKHOLDERS' INVESTMENT 	               $ (6,602,611) 	  $ (5,606,875)
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $	 1,495,063 	   $ 	1,473,872




              CAMBEX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)
         FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 1, 2000


                              For The Quarter Ended          For The Six Months Ended
                         		July 1, 2000			July 3, 1999			July 1, 2000		 July 3, 1999


REVENUES	                  $	402,387	     $ 612,776     	$	1,057,415	  $	2,002,924
COST OF SALES		              196,182	    	  244,456        		557,676		     869,373
Gross profit	              $	206,205	     $ 368,320     	$  	499,739	  $	1,133,551
OPERATING EXPENSES:
 Research and development 	$	338,927	     $ 323,732     	$  	690,713	  $	  635,460
 Selling                   		315,947      		187,444	        	517,697	   	  369,814
 General and administrative		100,350      		151,927	        	223,598     		300,709
  Total operating expenses	$ 755,224 	    $ 663,103     	$	1,432,008	  $	1,305,983

OPERATING INCOME (LOSS)	   $(549,019)    	$(294,783)    	$ 	(932,269)	 $	  (172,432)
OTHER INCOME (EXPENSE):
    Interest expense		       (89,000)		     (38,030)	      	(177,079)     		(73,030)
    Interest income		              - 	         	 82                -            405
    Other income (expense)         -              -                -         13,810
INCOME (LOSS) BEFORE
 INCOME TAXES
 AND EXTRAORDINARY ITEMS 	$	(638,019)	    $(332,731)    	$(1,109,348) 	$	  (231,247)
    Provision for income taxes	   	-		            -		              -		            -
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS	    $	(638,019)	    $(332,731)    	$(1,109,348) 	$	  (231,247)
    Extraordinary Items		          -        499,538          102,406        499,538
NET INCOME (LOSS)	        $	(638,019)    	$	166,807	     $(1,006,942) 	$	   268,291
OTHER COMPREHENSIVE
 INCOME, NET OF TAX:
   Foreign Currency
    translation Adjustments		      -		            -		              -		            -
OTHER COMPREHENSIVE INCOME$ 	      -	     $	      -	     $	        -	  $	         -
TOTAL COMPREHENSIVE
 INCOME (LOSS)	           $	(638,019)	    $	166,807	     $(1,006,942) 	$	   268,291
TOTAL COMPREHENSIVE
 INCOME (LOSS)
 PER COMMON SHARE	           $	(0.07)	       $	0.02	         $	(0.10)	        $	0.03

Weighted Average Common
 Shares Outstanding 		     9,680,000		    9,500,000		      9,640,000		    9,500,000
Weighted Average Common
 and Common Equivalent
 Shares Outstanding 		    10,390,000		    9,500,000	      10,390,000      9,500,000



                    CAMBEX CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)
                   CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999


	                                                  For The Six Months Ended
  		                                             July 1, 2000		   July  3, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	                                   $	(1,006,942) 	$	268,291
Adjustments to reconcile net income(loss) to net
  cash provided by (used in) operating activities:
    Depreciation 	                                   $	    41,146	  $  65,784
    Amortization of prepaid expenses		                      7,210		     7,822
    Common stock/warrants issued in lieu of cash		         10,246         		-
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable		           53,154	   	253,678
    Decrease (increase) in inventory 		                    87,281  		(270,563)
    Decrease (increase) in investment in sales-type leases   	  -	    	25,820
    Decrease (increase) in prepaid expenses		              (5,264)	   	10,694
    Decrease in other assets		                                  -           -
    Increase (decrease) in accounts payable		              (8,750)	   	 7,435
    Increase (decrease) in obligations for trade-in memory	(46,250)	        -
    Increase (decrease) in accrued expenses		               64,530 	 	 77,987
    Increase (decrease) in deferred revenue		                    - 		 (29,000)
    Increase (decrease) in other liabilities		            (428,114)		(658,539)

      Total adjustments	                               $ 	(224,811)	$(508,882)
Net cash provided by (used in) operating activities 	  $(1,231,753)	$(240,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment, net	                       $ 	       - 	$ 	(3,395)
    Net cash provided by(used in) investing activities	$        	-	 $ 	(3,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable              	$	1,737,940	 $ 100,000
    Proceeds from sale of common stock and warrants		          960	    	    -
    Net borrowings (repayments) under loan agreement		    (302,429) 		133,780
    Net cash provided by(used in) financing activities	$	1,436,471 	$	233,780
    Effect of exchange rate changes on cash		                    -		        -
Net increase (decrease) in cash and cash equivalents 	 $	 204,718	  $	(10,206)
Cash and cash equivalents at beginning of year		          366,743   		211,452
Cash and cash equivalents at end of period 	           $  571,461 	 $	201,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest 	                                        $  	11,618  	$ 	10,000
     Income Taxes	          	                                   -         		-



               CAMBEX CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                             	Common Stock 	Capital in Accumulated  Retained 	  Cost of
	                                $.10	      Excess of	    Other      Earnings  Shares Held
                             		Par Value		  Par Value		Comprehensive	(Deficit)	 in Treasury
                                                         Income
BALANCE AT JANUARY 1, 1999	$	 1,107,258 	$	 15,966,625 	$	88,134	$	(22,028,044) 	$	(854,766)

ADD:
    Net income	            $         	-	 $	          -	 $	     -	$	    268,291 	 $	       -
    Issuance of warrants		            -		          600		       -		           -		          -

BALANCE AT JULY 3, 1999	   $	 1,107,258 	$	 15,967,225 	$ 88,134	$ (21,759,753) 	$	(854,766)




BALANCE AT JANUARY 1, 2000	$	 1,107,623 	$	 15,970,199 	$	 101,989	$	(21,931,920)	$	(854,766)

ADD:
    Net income (loss)      $         	-	 $	          - 	$	       -	$	 (1,006,942)	$	       -
    Exercise of employee
     stock options		                800	           160      	    -        		   -           -
    Stock Purchase Plan Shares		  8,539 	        1,707 		        -		           -		         -
    Exercise of warrants	        10,000         12,000		         -		           -		   (12,200)

BALANCE AT JULY 1, 2000	   $	 1,126,962 	$	 15,984,266 	$	 101,989	$	(22,938,862)	$	(876,966)


                                                   FORM 10-QSB

                             CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  July 1, 2000               Commission File No:   0-6933

Notes & Comments:

       (1)Significant Accounting Policies

       The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

       We have deferred revenue associated with the sale of certain products which have future performance obligations, relating to reinstallation of IBM memory and maintenance.

       The condensed financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in our opinion, necessary for a fair presentation of results for the interim period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     July 1,            December 31,
                                      2000                 1999

       Raw materials              $  336,241           $  419,984
       Work-in-process                27,966               78,572
       Finished goods                170,942              123,874


                                  $  535,149           $  622,430

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933



Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

               Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933



Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Report on Form 10-QSB that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in our registration statement filed on Form SB-2, File Number 333-43294, and other documents we file or have filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

We develop, manufacture and market leading-edge Fibre Channel hardware and software solutions for building Storage Area Networks (SANs). We offer high performance Fibre Channel host bus adapters and hubs, high availability software, Full-Fibre RAID arrays and management software for the deployment of heterogeneous SAN solutions, providing companies the competitive advantage of constant data access, storage consolidation and centralized management. We also supply memory for IBM enterprise servers.

                                                    FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 1, 2000               Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Comparison of the quarter ended July 1, 2000 and the quarter ended
July 3, 1999

Our revenues were $402,000 for the quarter ended July 1, 2000 and $613,000 for the quarter ended July 3, 1999. Revenues for the three months ended July 1, 2000 decreased 34% compared to revenues for the same three months in the prior year due to decreased disk array product sales and related service revenues, which was partially offset by growth in sales of our fibre channel connectivity products. The decrease in revenues from sales of our disk array products and related services was partly due to transitioning our line of storage products from traditional SCSI-based disk arrays to full Fibre Channel disk arrays. We also experience large fluctuations in quarter to quarter revenues because our revenue base is small and revenue from a disk array sale to a single customer is usually large, with a long sales cycle. Therefore, a delay of any given disk array sale from one quarter to the next quarter can have a significant impact on revenues from quarter to quarter.

Gross profit rate was 51% of sales for the three months ended July 1, 2000, compared to 60% of sales for the three months ended July 3, 1999. This decrease in our gross profit rate was the result of the greater relative amount of fixed manufacturing costs in relation to revenues in the second quarter of this year as compared to the second quarter of fiscal 1999.

Operating expenses for the three months ended July 1, 2000 increased by 14% in comparison to operating expenses for the comparable three months of the prior year. In order to remain competitive, we continue to expend significant amounts for research and development for new product development and the enhancement of existing fibre channel connectivity products. Selling expenses for the three months ended July 1, 2000 increased by 69% compared to the amount of these expenses in the second quarter of fiscal 1999. We continued to expend increased resources to build our sales and marketing organization and reseller channels.

                                         FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 1, 2000               Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Interest expense increased by 234% for the three months ended July 1, 2000 compared to the three months ended July 3, 1999. This increase in interest expense was primarily due to funds borrowed following the end of the second quarter of 1999. We borrowed $110,000 in exchange for, among other things, our issuance of 10% subordinated convertible promissory notes from June 1, 1999 through August 18, 1999. We borrowed $550,000 in November
1999 in exchange for, among other things, our issuance of 12% promissory notes due November 2000. We also borrowed $2,000,000 in January and February 2000 through the issuance of bridge financing notes that bear interest at the rate of 8% per annum.

	Extraordinary income for the second quarter of fiscal 1999 consists of payment of other liabilities at a discount from face value.

	Total comprehensive net loss for the second quarter of fiscal 2000 was $638,000, or $0.07 per share, as compared with total comprehensive income of $167,000, or $0.02 per share, for the second quarter of fiscal 1999.

Inflation

We did not experience any material adverse effects in the second quarter of 1999 or in the second quarter of 2000 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last five consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors, including our ability to raise additional capital.

                                         FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 1, 2000               Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Management has taken corrective actions to reduce expenses through consolidation of the workforce and outsourcing certain operations. Management has also been active in establishing new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. We cannot give any assurances that the actions taken to date will increase revenues or continue to reduce operating losses.

Requirements

Depending upon the market value of shares of our common stock, any additional financing that we obtain through the sale of common stock under our common stock purchase agreement, described below, or cash that we may receive from the exercise of outstanding warrants may be used to repay and prepay debt and for working capital purposes to fund our continuing operations including research and development and sales and marketing expenses.

During the first quarter of 2000, we borrowed $2,000,000 in cash in exchange for, among other things, our issuance of series 1 bridge financing notes that mature in August and September 2000. We received net proceeds equal to $1,737,900 as a result of this bridge financing. The series 1 bridge financing notes bear interest at the rate of 8% per annum and are convertible into shares of our common stock at a weighted average per share price of $4.08. Depending upon the date on which these series 1 bridge financing notes are paid in full or redeemed, we have to pay a premium ranging from 15% to 20% of the original principal amount of the notes prior to maturity and a premium of 25% of the original principal amount of the notes after maturity. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise prices of $4.54 per share.

                                     FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   July 1, 2000               Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Resources

Our cash and marketable securities were $571,000 and $367,000 at July
1, 2000 and December 31, 1999, respectively. Working capital was a deficit of $3,753,000 and $2,125,000 at July 1, 2000, December 31, 1999 and at
December 31, 1998, respectively. The increase in working capital deficit was primarily due to an increase in short term notes payable relative to the series 1 bridge note financing described above. During 1999, we expended $9,000 for capital equipment to support our growth. During fiscal 2000, we expect to acquire less than $100,000 of capital equipment.

	We have a revolving credit facility under which we may borrow up to $650,000. At July 1, 2000 we had a balance of $298,600 outstanding under this revolving credit facility.

After the end of the second quarter of fiscal 2000, we signed a common stock purchase agreement for the future issuance and purchase of shares of our common stock. The transaction closed on July 20, 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request.

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933


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

		None.

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933



Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits



EXHIBIT INDEX

Exhibit
Number			Description of Exhibit


2.1	Reorganization Plan of Cambex Corporation dated March 17, 1998
(included as Exhibit 2.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

2.2	Amended Disclosure Statement with respect to Reorganization Plan of the Company dated March 17, 1998 (included as Exhibit 2.2 to the
Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

3.1	Restated Articles of Organization of Cambex Corporation (included as
Exhibit 3.1 to the Company's Form SB-2 dated August 8, 2000 and incorporated by reference).

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
Company's Form SB-2 dated August 8, 2000 and incorporated herein by reference).

4.1	Specimen Stock Certificate(included as Exhibit 4.1 to the Company's
Form SB-2 dated August 8, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement among the Company and the Purchasers identified therein (the "Sovereign Purchasers") dated as of January 18, 2000 (included as Exhibit 4.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933

Item 6. Exhibit Index (continued)

4.3	Registration Rights Agreement between the Company and Thumberland
Limited dated as of July 14, 2000 (included as Exhibit 4.3 to the
Company's Form SB-2 dated August 8, 2000 and incorporated herein by reference).

10.1	Employment Agreement between Joseph F. Kruy and the Company, dated as of November 18, 1994 (included as Exhibit 10.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.2	Incentive Bonus Plan (included as Exhibit 10.2 to the Company's Form
SB-2 dated August 8, 2000 and  incorporated herein by reference).

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the
Company's Annual Report on Form 10-K for the fiscal year ended August
31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit
10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the Sovereign
Purchasers dated as of January 18, 2000 (included as Exhibit 10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity Partners, Ltd.
dated as of January 18, 2000 (included as Exhibit 10.14 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.13	Series 1 Bridge Financing Note in favor of Correllus International, Ltd.
dated as of January 18, 2000 (included as Exhibit 10.16 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.14	Common Stock Purchase Warrant in favor of SovCap Equity Partners,
Ltd. dated as of January 18, 2000 (included as Exhibit 10.18 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.15	Common Stock Purchase Warrant in favor of Correllus International, Ltd.
dated as of January 18, 2000 (included as Exhibit 10.19 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.16	Sovereign Warrant Agreement between the Company and Sovereign
Advisors dated as of January 18, 2000 (included as Exhibit 10.20 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.17	Warrant Certificate registered in the name of Sovereign Advisors dated
January 18, 2000 (included as Exhibit 10.21 to the Company's
Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.18	Series 1 Bridge Financing Note in favor of Arab Commerce Bank Ltd.
dated as of February 9, 2000 (included as Exhibit 10.22 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.19	Common Stock Purchase Warrant in favor of Arab Commerce Bank Ltd.
dated as of February 9, 2000 (included as Exhibit 10.24 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity Partners, Ltd.
dated as of February 9, 2000 (included as Exhibit 10.25 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.21	Common Stock Purchase Warrant in favor of SovCap Equity Partners,
Ltd. dated as of February 9, 2000 (included as Exhibit 10.27 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     July 1, 2000              Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.22	Common Stock Purchase Agreement between the Company and
Thumberland Limited dated as of July 14, 2000 (included as Exhibit 10.22 to the Company's Form SB-2 dated August 8, 2000 and incorporated herein by reference).

10.23	Escrow Agreement among the Company, Thumberland Limited and
Epstein, Becker & Green, P.C., dated as of July 14, 2000 (included as
Exhibit 10.23 to the Company's Form SB-2 dated August 8, 2000 and incorporated herein by reference).

10.24	Stock Purchase Warrant in favor of Thumberland Limited dated as of July
14, 2000(included as Exhibit 10.24 to the Company's Form SB-2 dated
August 8, 2000 and incorporated herein by reference).

10.25	Stock Purchase Warrant in favor of Ladenburg Thalmann & Co. Inc. dated as of July 14, 2000(included as Exhibit 10.25 to the Company's Form SB-
2 dated August 8, 2000 and incorporated herein by reference).

27.1	Financial Data Schedule.

99.1	Audit Committee Charter(included as Exhibit 99.1 to the Company's Form
SB-2 dated August 8, 2000 and incorporated herein by reference).



Item 6. (b)	Reports on Form 8-K

		None.

                           FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  July 1, 2000                   Commission File:  0-6933



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




Dated:        August 11, 2000