Form 10QSB
period 2000-09-30
CAMBEX CORP
filed 2000-11-13
CIK 16590

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                Quarterly Report Under Section 13 Or 15(d)
                 Of The Securities Exchange Act Of 1934



                     For the Quarter Ended:  September 30, 2000
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

Class                                   Outstanding as of  September 30, 2000

Common                                             9,731,635 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements


                     CAMBEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
			            	(UNAUDITED)
                                      ASSETS

                                 	 SEPTEMBER 30, 	DECEMBER 31,
                                 		2000		  	1999


CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	     $	155,791	$	366,743

ACCOUNTS RECEIVABLE,
   Less Reserves of $100,000
   in 2000 and 1999 		            368,231		202,466

 INVENTORIES  		                  465,555		622,430

PREPAID EXPENSES 		                   63,298		 65,995

      TOTAL CURRENT ASSETS 	     $    1,052,875	$   1,257,634

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT 	     $    3,052,887	$   3,052,887
   FURNITURE AND FIXTURES 		      162,625		162,625
   LEASEHOLD IMPROVEMENTS 		      602,092		602,092
        	                       $    3,817,604	$   3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION 	    3,700,913	    3,639,196

 NET PROPERTY AND EQUIPMENT	     $	116,691	$	178,408

OTHER ASSETS
      OTHER 	                 $	 37,830	$	 37,830

  TOTAL ASSETS	                 $    1,207,396	$   1,473,872

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                    (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT

     	                                  SEPTEMBER 30, 	DECEMBER 31,
		                                2000		  	1999

CURRENT LIABILITIES:
LOAN AGREEMENT	                    $	618,087 	$	 601,029
NOTES PAYABLE		                2,287,940		 550,000
ACCOUNTS PAYABLE		                  517,831		 463,675
OBLIGATIONS FOR TRADE-IN MEMORY		240,000		 286,250
OTHER LIABILITIES-SHORT TERM PORTION    1,446,214		 967,558
ACCRUED EXPENSES		                  600,906		 513,849

  TOTAL CURRENT LIABILITIES 	        $ 5,710,978	 $   3,382,361

LONG TERM DEBT  	                    $ 1,273,730 	 $   1,273,730
OTHER LIABILITIES-LONG TERM PORTION	    1,341,709	     2,324,540
DEFERRED REVENUE		                     -     		 100,116
STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
  ISSUED -11,269,615 shares in 2000,and
	11,076,232 shares in 1999 	  $  1,126,962 	$     1,107,623
CAPITAL IN EXCESS OF PAR VALUE	    15,984,266	     15,970,199
ACCUMULATED OTHER
   COMPREHENSIVE INCOME		             101,989		  101,989
RETAINED EARNINGS (DEFICIT)		   (23,455,272)	    (21,931,920)

LESS - COST OF SHARES HELD IN TREASURY
	1,537,980 in 2000 and
      1,534,356 in  1999 		     (876,966)		 (854,766)


TOTAL STOCKHOLDERS' INVESTMENT 	$   (7,119,021) 	$    (5,606,875)

TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                        $    1,207,396 	$	1,473,872

                       CAMBEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
         FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 2000



                               For The Quarter Ended  For The Nine Months Ended
        		             September 30, October 2, September 30, October 2,
                                     2000       1999       2000        1999
	                           (unaudited)

REVENUES	                        $  700,905	$ 867,492 $ 1,758,320 $2,870,416
COST OF SALES		               330,458    314,282	  888,134  1,183,655
Gross profit	                  $  370,447	$ 553,210 $	  870,186 $1,686,761
OPERATING EXPENSES:
    Research and development	      $  421,149	$ 201,556 $	1,111,862 $  837,016
    Selling 		               250,196	  216,238	  767,893    586,052
    General and administrative	   116,512	  132,315	  340,110 	 433,024
        Total operating expenses	$  787,857 	$ 550,109 $	2,219,865 $1,856,092

OPERATING INCOME (LOSS)	            $ (417,410)	$   3,101 $(1,349,679)$(169,331)
OTHER INCOME (EXPENSE):
    Interest expense		         (99,000)   (45,618) 	 (276,079) (118,648)
    Interest income		            -          -           -          405
    Other income (expense)                -          -           -       13,810
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS	     $  (516,410)	$( 42,517)$(1,625,758)$(273,764)
    Provision for income taxes		-		-		-		-
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS	           $  (516,410)	$( 42,517)$(1,625,758)$(273,764)
    Extraordinary Items		            - 	  255,411     102,406   754,949
NET INCOME (LOSS)	                 $  (516,410)	$ 212,894 $(1,523,352)$ 481,185
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Foreign Currency translation Adjustments -	     -		-	   -
OTHER COMPREHENSIVE INCOME	     $	-	$    -    $	      -   $	   -
TOTAL COMPREHENSIVE INCOME (LOSS)  $ (516,410)	$ 212,894 $(1,523,352)$ 481,185
TOTAL COMPREHENSIVE
INCOME (LOSS) PER COMMON SHARE     $    (0.05)	$    0.02 $	    (0.16)$	   0.05

Weighted Average Common Shares
 Outstanding 		            9,730,000	9,540,000	9,660,000 9,540,000
Weighted Average Common and Common
  Equivalent Shares Outstanding    10,390,000	9,540,000  10,390,000 9,540,000

                      CAMBEX CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999


	                                            For The Nine Months Ended
	    	                                 September 30, 2000  October 2, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	                                   $  (1,523,352)$    481,185
Adjustments to reconcile net income(loss) to net
  cash provided by (used in) operating activities:
    Depreciation 	                                   $     61,717	 $	 98,676

    Amortization of prepaid expenses		            7,210		  7,822
    Common stock/warrants issued in lieu of cash	     10,246		-
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable	         (165,765)      255,276
    Decrease (increase) in inventory 		          156,875	     (335,379)
    Decrease (increase) in investment in sales-type leases  -	 	 25,820
    Decrease (increase) in prepaid expenses		     (4,513)	 11,636
    Decrease in other assets		                        -               -
    Increase (decrease) in accounts payable		     54,156	      (34,262)
    Increase (decrease) in obligations for trade-in memory(46,250)         -
    Increase (decrease) in accrued expenses		     87,057	      135,642
    Increase (decrease) in deferred revenue		   (100,116)     (154,000)
    Increase (decrease) in other liabilities		   (504,175)     (960,646)


      Total adjustments	                             $   (443,558)$    (949,415)

   Net cash provided by(used in) operating activities$ (1,966,910)$    (468,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment, net	                 $	-	$	(8,688)

   Net cash provided by(used in) investing activities$	-	$     (8,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable 	           $ 1,737,940	$    210,000
    Proceeds from sale of common stock and warrants		 960		   270
    Net borrowings (repayments) under loan agreement	    17,058	     159,272
Net cash provided by (used in) financing activities  $ 1,755,958	$    369,542

    Effect of exchange rate changes on cash		     -		-
Net increase (decrease) in cash and cash equivalents $ (210,952)	$  (107,376)

Cash and cash equivalents at beginning of year		  366,743	    211,452

Cash and cash equivalents at end of period 	    $   155,791 	$   104,076


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest 	                                  $	   11,618 	$    10,648
     Income Taxes		                                   -		-

                  CAMBEX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


             Common Stock  Capital in    Accumulated      Retained   Cost of
                    $.10   Excess of  Other Comprehensive Earnings Shares Held
		   Par Value   Par Value	Income	   (Deficit) in Treasury

BALANCE AT
 JANUARY 1, 1999	$  1,107,258 $15,966,625 $ 88,134	$(22,028,044)$ (854,766)

ADD:
 Net income	      $	-	 $	-	 $	-	$    481,185 $	-
 Exercise of
  employee stock options  225	         45       -             -         -
 Issuance of warrants   -		 1000		-		  -         -

BALANCE AT
 OCTOBER 2, 1999	$ 1,107,483 $15,967,670 $ 88,134	$(21,546,859)$ (854,766)




BALANCE AT
 JANUARY 1, 2000	$ 1,107,623 $15,970,199 $101,989	$(21,931,920)$ (854,766)

ADD:
 Net income(loss) $	-	$    -	$	-	$ (1,523,352)$	-
 Exercise of
  employee stock options  800	       160        -             -         -
 Stock Purchase Plan
  Shares		      8,539      1,707  	-		  -		-
 Exercise of warrants  10,000     12,200        -		  -	   (22,200)

BALANCE AT
 SEPTEMBER 30, 2000 $ 1,126,962$15,984,266 $101,989	$(23,455,272)$(876,966)

                                         FORM 10-QSB

                             CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  September 30, 2000        Commission File No:   0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   September 30,     December 31,
                                    2000                    1999

       Raw materials              $  245,016           $  419,984
       Work-in-process                79,088               78,572
       Finished goods                141,451              123,874


                                  $  465,555           $  622,430

                                        FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     September 30, 2000      Commission File:  0-6933



Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

               Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

                                                  FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     September 30, 2000         Commission File:  0-6933



Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

               The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Report on Form 10-QSB that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in our registration statement filed on Form SB-2, File Number 333-43294, and other documents we file or have filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

                                   FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 30, 2000     Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Comparison of the quarter ended September 30, 2000 and the quarter ended October 2, 1999

Our revenues were $701,000 for the quarter ended September 30, 2000 and $867,000 for the quarter ended October 2, 1999. Revenues for the three months ended September 30, 2000 decreased 19% compared to revenues for the same three months in the prior year due to decreased disk array product sales and related service revenues, which was partially offset by growth in sales of our fibre channel connectivity products. The decrease in revenues from sales of our disk array products and related services was partly due to transitioning our line of storage products from traditional SCSI-based disk arrays to full Fibre Channel disk arrays. We also experience large fluctuations in quarter to quarter revenues because our revenue base is small and revenue from a disk array sale to a single customer is usually large, with a long sales cycle. Therefore, a delay of any given disk array sale from one quarter to the next quarter can have a significant impact on revenues from quarter to quarter.

Gross profit rate was 53% of sales for the three months ended September
30, 2000, compared to 64% of sales for the three months ended October 2, 1999. This decrease in our gross profit rate was the result of the greater relative amount of fixed manufacturing costs in relation to revenues in the third quarter of this year as compared to the third quarter of fiscal 1999.

Operating expenses for the three months ended September 30, 2000 increased by 43% in comparison to operating expenses for the comparable three months of the prior year. Research and development expenses for the three months ended September 30, 2000 increased by 109% compared to the amount of these expenses in the third quarter of fiscal 1999. In order to remain competitive, we continue to expend significant amounts for research and development for new products and the enhancement of products. Selling expenses for the three months ended September 30, 2000 increased by 16% compared to the amount of these expenses in the third quarter of fiscal 1999. We continued to expend increased resources to build our sales and marketing organization and reseller channels.

                                         FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 30, 2000      Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Interest expense increased by 117% for the three months ended
September 30, 2000 compared to the three months ended October 2, 1999.
This increase in interest expense was primarily due to funds borrowed following the end of the third quarter of 1999. We borrowed $550,000 in November 1999 in exchange for, among other things, our issuance of 12% promissory notes due November 2000. We also borrowed $2,000,000 in January and February 2000 through the issuance of bridge financing notes that accrued interest at the rate of 8% per annum until maturity in August and September. These notes currently accrue interest at the rate of 12% per annum.

	Extraordinary income items for the third quarter of fiscal 1999 were recorded as a result of some of our creditors agreeing to accept partial cash payments in full satisfaction of liabilities owed to these creditors.

	Total comprehensive net loss for the third quarter of fiscal 2000 was $516,000, or $0.05 per share, as compared with total comprehensive income of $213,000, or $0.02 per share, for the third quarter of fiscal 1999.

Inflation

We did not experience any material adverse effects in the third quarter of 1999 or in the third quarter of 2000 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last five consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors, including our ability to raise additional capital.

                                         FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 30, 2000         Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Management has taken corrective actions to reduce expenses through outsourcing certain operations. Management has also been active in establishing new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. We cannot give any assurances that the actions taken to date will increase revenues or continue to reduce operating losses.

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

During the first quarter of 2000, we borrowed $2,000,000 in cash in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in August and September 2000. We received net proceeds equal to $1,737,900 as a result of this bridge financing. Before the maturity dates, the series 1 bridge financing notes accrued interest at the rate of 8% per annum. Currently, since the maturity dates, interest is accruing at a rate of 12% per annum.These series 1 bridge notes are convertible into shares of our common stock at a weighted average per share price of $4.08. We have to pay a premium of 25% of the original principal amount of the notes. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise prices of $4.54 per share.We filed a registration statement on Form SB-2 with the Securities and Exchange Commission on August 8, 2000 for the shares underlying this financing. This registration statement was declared effective on November 7, 2000 after the end of the third quarter of fiscal 2000.

                                     FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   September 30, 2000       Commission File:      0-6933


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

Resources

Our cash and marketable securities were $156,000 and $367,000 at September 30, 2000 and December 31, 1999, respectively. Working capital was a deficit of $4,658,000 and $2,125,000 at September 30, 2000 and December
31, 1999, respectively. The increase in working capital deficit was primarily due to an increase in short term notes payable relative to the series 1 bridge note financing described above. During 1999, we expended $9,000 for capital equipment to support our growth. During fiscal 2000, we expect to acquire less than $100,000 of capital equipment.

	We have a revolving credit facility under which we may borrow up to $1,000,000. At September 30, 2000 we had a balance of $618,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with a private investor for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended after the end of the third quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the purchase agreement under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request.

                                       FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     September 30, 2000          Commission File:  0-6933


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


For The Quarter Ended:     September 30, 2000          Commission File:  0-6933



Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits


EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1	Reorganization Plan of Cambex Corporation dated March 17, 1998
(included as Exhibit 2.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

2.2	Amended Disclosure Statement with respect to Reorganization Plan of the Company dated March 17, 1998 (included as Exhibit 2.2 to the
Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

3.1	Restated Articles of Organization of Cambex Corporation (included as
Exhibit 3.1 to the Company's registration statement on Form SB-2 (Reg.
No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

4.1	Specimen Stock Certificate(included as Exhibit 4.1 to the Company's registration statement on Form SB-2(Reg. No. 333-43294) dated August
8, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement among the Company and the Purchasers identified therein (the "Sovereign Purchasers") dated as of January 18, 2000 (included as Exhibit 4.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                      FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     September 30, 2000       Commission File:  0-6933

Item 6. Exhibit Index (continued)

4.3	Registration Rights Agreement between the Company and Thumberland
Limited dated as of July 14, 2000 (included as Exhibit 4.3 to the
Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

4.4	Amendment to Registration Rights Agreement between the Company and Thumberland Limited dated as of November 8, 2000.

10.1	Employment Agreement between Joseph F. Kruy and the Company, dated as of November 18, 1994 (included as Exhibit 10.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.2	Incentive Bonus Plan (included as Exhibit 10.2 to the Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the
Company's Annual Report on Form 10-K for the fiscal year ended August
31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                         FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:     September 30, 2000           Commission File:  0-6933

Item 6. Exhibit Index (continued)

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

                                     FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:    September 30, 2000        Commission File:  0-6933

Item 6. Exhibit Index (continued)

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

                                      FORM 10-QSB
                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:    September 30, 2000           Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.21	Common Stock Purchase Warrant in favor of SovCap Equity Partners,
Ltd. dated as of February 9, 2000 (included as Exhibit 10.27 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.22	Common Stock Purchase Agreement between the Company and
Thumberland Limited dated as of July 14, 2000 (included as Exhibit 10.22 to the Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

10.23	Amendment to Common Stock Purchase Agreement between the
Company  and Thumberland Limited dated as of November 8, 2000.


10.24	Escrow Agreement among the Company, Thumberland Limited and
Epstein, Becker & Green, P.C., dated as of July 14, 2000 (included as
Exhibit 10.23 to the Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

10.25	Stock Purchase Warrant in favor of Thumberland Limited dated as of July
14, 2000(included as Exhibit 10.24 to the Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August 8, 2000 and incorporated herein by reference).

10.26	Stock Purchase Warrant in favor of Ladenburg Thalmann & Co. Inc. dated as of July 14, 2000(included as Exhibit 10.25 to the Company's registration statement on Form SB-2 (Reg. No. 333-43294) dated August
8, 2000 and incorporated herein by reference).

27.1	Financial Data Schedule.



Item 6. (b)	Reports on Form 8-K

		None.

                           FORM 10-QSB

                         CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  September 30, 2000           Commission File:  0-6933



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




Dated:        November 13, 2000