Form 10KSB
period 2000-12-31
CAMBEX CORP
filed 2001-03-30
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

             For the fiscal year ended December 31, 2000

OR

[      ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
        THE  SECURITIES  EXCHANGE  ACT  OF  1934

             For the transition period       to

             Commission file number 0-6933

                              CAMBEX CORPORATION
             (Name of small business issuer in its charter)


Massachusetts                                    04 244 2959
(State or other                                  (I.R.S. Employer
jurisdiction of                                  Identification No.)
incorporation or
organization)

360 Second Avenue                                02451
Waltham, Massachusetts                           (Zip Code)
(Address of principal
executive offices)

Issuer's telephone number:  781-890-6000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.10 par value

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes  _X        No ____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ X   ]

State issuer's revenues for its most recent fiscal year. $2,400,252

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 23, 2001 was $5,915,125 based on the closing price of the common stock on that date.

Indicate by check mark if issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X_   No __

The number of shares of Cambex Corporation's common stock outstanding as of March 23, 2001: 9,846,414.

                                    PART I

                              Item 1.  Business.

Overview

Cambex Corporation is a designer and supplier of fibre channel hardware and software products used to build storage area networks (SANs). SANs enhance and simplify the centralized management and sharing of storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel RAID disk arrays and management software for the deployment of SAN solutions. We supplement our own fibre channel product offerings by reselling fibre channel SAN hardware and software solutions from leading manufacturers. We also offer SAN design, integration, and implementation services to value-added resellers (VARs) and end-users.

We were organized as a corporation in Massachusetts in 1968. Our principal executive offices are located at 360 Second Avenue, Waltham, Massachusetts. Prior to 1997, most of our revenue came from selling computer memory products to customers using mainframe computers primarily manufactured by International Business Machines Corporation. Our fibre channel development efforts began in 1997, and in 1998 we began to ship our Centurion brand of fibre channel RAID disk arrays. We began shipping our FibreQuik brand of fibre channel host bus adapters in 1999 and our FibreQuik brand of fibre channel hubs in 2000. In 2000, we announced the introduction of the Centurion 2000 FF RAID disk storage array, our fifth generation disk array, which utilizes full-fibre channel technology. The Centurion 2000 FF delivers excellent price/performance for deploying workgroup and enterprise level SANs. We also recently entered into reseller relationships with Hitachi Data Systems, Storage Technology Corporation, and Brocade Communications Corporation under which we offer for resale fibre channel disk arrays, tape drives and libraries, and fibre channel switches manufactured by these vendors.

We offer Cambex branded fibre channel connectivity products consisting of host bus adapters and hubs for the SAN market. A host bus adapter provides fibre channel connectivity between a computer workstation or server and a SAN. Our host bus adapters are deployable across a wide variety of network configurations and operating systems. Our proprietary driver software incorporates features that enhance and simplify SAN device integration and provide high availability. We work closely with some of our customers to tailor our products to their specific requirements by making software driver modifications to optimize performance with our customers' products. Our fibre channel hubs enable users to create star topology fibre channel SANs which greatly simplifies cabling and allows servers and storage to be non-disruptively added or removed from the SAN.

We offer Cambex branded fibre channel RAID disk arrays that allow users to store large amounts of online information with increased data protection, availability and access capabilities. RAID systems allocate data across multiple hard disk drives and allow the server to access these drives simultaneously, thus increasing system storage and input/output performance. RAID algorithms allow lost data on any drive to be recreated, thus ensuring the integrity of RAID-protected data even in the event of a disk drive failure. In addition, our RAID systems incorporate redundant power, cooling and processing components for additional fault tolerance. Through reseller relationships, we also offer fibre channel disk arrays manufactured by Hitachi Data Systems,tape storage products manufactured by Storage Technology

Corporation, and fibre channel switches manufactured by Brocade
Communications Corporation.

We sell our products domestically and internationally through OEM, systems integrator, VAR and end-user channels. Our fibre channel connectivity products are sold primarily through OEM, systems integrator and VAR channels. Our disk arrays and products that we resell are sold primarily through VARs and directly to end-users.

                                 Industry Background

In today's information-based economy, a company's information and databases are central to the value of the enterprise. The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade, and managing the increase in data is one of the most important challenges for organizations. The dramatic increase in stored data is the result of a variety of factors, including:

      the development of internet-based business operations and e-commerce; high volume database access and transaction processing;
      data warehousing and data mining of large databases;
      data replication services;
      digital video storage, transmission and editing; and business and scientific computing.

As a result, enterprises face heightened requirements for data storage solutions that offer:

	improved access to shared data;
	efficient management of shared data;
	disaster tolerance and recovery;
	reduced costs of ownership;
	increased connectivity capabilities;
	higher performance; and
	greater reliability.

The traditional storage architectures are commonly referred to as direct attached and network attached storage. In the widely-deployed direct attached architecture, each server is linked to a limited number of storage systems in close proximity using SCSI technologies. In the network attached storage architecture, stored data can be accessed over the local area network because the storage device is connected directly to the local area network by a dedicated storage server. Due to the significant volume of data being stored in today's business environment, both of these architectures have become increasingly costly to maintain and expand. As a result, traditional architectures often do not adequately support the requirements of data-intensive enterprises.

In response to the demand for high-speed and high-reliability storage-to-server and server-to-server connectivity, the fibre channel interconnect protocol was developed in the early 1990s and received the American National Standards Institute approval in 1994. Fibre channel is an open, efficient transport system supporting multiple protocols.

Fibre channel technology has the following capabilities:

      Performance capability of over four gigabits/second;
      Support for distances up to 10 kilometers;
      Scalable networks to thousands of devices;
      Reliable data transmission;

      Interoperability with standard components; and
      Ability to carry multiple existing interface data protocols, including Internet Protocol, SCSI and VI.

As a result of its broad range of features, many industry analysts consider fibre channel to be the most reliable, scalable, gigabit communications technology for data storage applications available today. Since its introduction, fibre channel has earned increasing acceptance from industry and independent testing laboratories. Fibre channel technology can be implemented in a wide variety of applications, including computer clustering, networking, digital video transmission and editing and storage access. To date, the most widely accepted and deployed application for fibre channel technology has been in SANs.

A storage area network is a network of servers and data storage devices interconnected at gigabit speeds. Fibre channel is the enabling technology that has made implementation of a SAN possible. Businesses are investing in SANs because they have found that establishing a separate network for storage takes data movement off the local area network, thereby freeing up network resources and reducing the impact on network users. SANs provide an open, extensible platform for storage access in data intensive environments like those used for web hosting, online transaction processing and data warehousing. Equally important, SANs can be significantly less expensive to maintain and expand than traditional storage architectures because they enable shared, high-speed access to stored data as well as centralized management.

SANs provide the following benefits that address the growing challenges facing businesses using data-intensive, mission-critical applications:

	Availability: SANs enable businesses to eliminate the bottlenecks inherent in traditional storage architectures and to reduce the dependence on a single server to access each storage device. Because SANs use fibre channel technology and a networked approach, SANs can be designed with multiple redundant paths to provide more reliable connections and thereby assure availability of data in spite of failures of individual links or components of the system.

	Performance: By using fibre channel technology, SANs support large data block transfers at gigabit speeds and are therefore very effective for data transfers between storage systems and servers. Fibre channel has demonstrated transmission speeds of up to two gigabits per second and is designed to scale to significantly higher speeds.

	Distance: Fibre channel supports transmission distance in excess of 10 kilometers without loss of speed, which simplifies network configuration and significantly reduces susceptibility to environmental disasters.

	Scalability: By combining networking models with advanced server performance and mass storage capacity, a SAN eliminates the bandwidth bottlenecks and scalability limitations imposed by traditional storage architectures. The network architecture reduces the need to replicate data because all servers can share access to each storage device.

	Manageability: SANs facilitate the use of centralized management software for monitoring and control, allowing administrators to more closely monitor their storage systems.

	Flexibility: SANs provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Linux and Windows NT. SANs can be configured in multiple topologies, and the various topologies contribute to the flexibility of the SAN to solve storage management issues by offering enterprises alternatives in cost and scale.

Components of a SAN

Virtually all SANs use several basic components to make up the network, including the following:

	servers and workstations;
	fibre channel host bus adapters;
	fibre channel hubs and/or switches;
	disk and/or tape storage devices;
	copper or fiber optic cables; and
	management software.

All the components must work together to deliver a functional SAN environment.

Each server connects to a SAN through host bus adapters, which are printed circuit cards that fit in standard sockets on computer motherboards and enable high-speed data transfer. A host bus adapter connects the server to other devices in a SAN via cables. The cables connect the host bus adapter either directly to a fibre channel disk array or tape library or to a hub or a switch. Host bus adapters are typically classified by (a) bus architecture,
(b) computer operating system, and (c) topology. Each host bus adapter is designed to support a particular bus architecture, such as IBM's Micro Channel bus architecture, Sun Microsystems SBus architecture or the Peripheral Component Interconnect, or PCI, bus architecture. Because fibre channel host bus adapter functions are regulated by software, each host bus adapter must include software designed to work with the particular operating system being used by the server/storage solution. These systems typically include all types of UNIX as well as Linux and Windows NT systems.

Hubs and switches are devices that direct the flow of data from one computing device to another. When connecting multiple servers to one or more storage devices, a hub or switch is used to create a fibre channel network. Hubs and switches simplify cabling and allow the non-disruptive addition or removal of servers or storage devices from the storage area network. There are two main industry standards for the fibre channel protocol: fibre channel arbitrated loop (FC-AL) and fibre channel switched fabric (FC-SW), commonly known as "Fabric". Hubs utilize the fibre channel arbitrated loop protocol, whereas switches use the fibre channel switched fabric protocol. Hubs are typically deployed in workgroup or small enterprise environments. A hub based arbitrated loop SAN can scale to 126 devices, but all devices on the arbitrated loop share the fibre channel bandwidth on the loop. On the other hand, switches are used for large SAN deployments, as a fabric network can scale to thousands of devices and each device connected to a switch is provided with dedicated bandwidth when talking to other devices on the fabric even when multiple conversations are occurring simultaneously.

                          The Cambex Solution

We are a developer, manufacturer and reseller of fibre channel hardware and software products that enable users to deploy SANs. We have developed a family of host bus adapters, hubs and software that provide increased bandwidth and availability when deploying mission-critical SANs. Our fibre channel disk arrays allow the storage of large amounts of online data in a high performance, high availability environment. By offering other SAN products, including disk arrays, tape drives and libraries, switches, routers,and software,from other leading manufacturers, we are able to deliver a complete,tested and interoperable SAN solution to our customers. Our objective is to become a leading solution provider for deploying high-speed fibre channel SANs by providing both our internally developed fibre channel connectivity products, high availability software, and disk arrays, as well as the highest quality products available from other fibre channel product and storage vendors.

Products

We believe we offer high quality fibre channel products with a superior price/performance profile. Our internally developed products include a comprehensive suite of host bus adapters, hubs, disk arrays, and software. We also offer for resale best-in-class SAN products from Hitachi Data Systems, Storage Technology, and Brocade Communications.

Host Bus Adapters

We design, manufacture and sell a family of fibre channel host bus adapters and related device driver software. A host bus adapter is a printed circuit card that plugs into the motherboard of servers and workstations and enables these devices to connect to other fibre channel devices in a SAN. Communication between the host bus adapter and the operating system is regulated by device driver software that is included with the host bus adapter. Working in conjunction with our device driver software, our host bus adapters can be used with both the Micro Channel and the PCI interface and interoperate with a wide variety of operating systems, making our host bus adapter capabilities one of the broadest currently available. Our software drivers operate under all three fibre channel topologies - switched fabric, arbitrated loop and point-to-point. The result is our drivers simplify the installation and ensure interoperability between many types of platforms and servers. We introduced our FibreQuik MC1000 host bus adapter designed for the Micro Channel interface in early 1999 and, to our knowledge, we are currently the only supplier of gigabit speed fibre channel host bus adapters for the Micro Channel bus architecture. In mid-1999, we introduced our FibreQuik PC1000 host bus adapter for the PCI interface.

Hubs

We design, manufacture and sell an entry-level fibre channel hub targeted at workgroup and small enterprise SAN applications. Our FibreQuik HB2000 provides a cost-effective solution that addresses SAN interconnect requirements, linking servers with storage devices. By enhancing functionality and reducing costs for entry-level SAN products, our hub effectively addresses this segment of the SAN interconnect market. Introduced in 2000, the FibreQuik HB2000 has been tested in a wide range of demanding, mission-critical network environments and is a good option for cost-conscious, entry-level SAN installations. Our hub supports full gigabit data transfer speeds and automatically bypasses failed or unused ports in a SAN. Our Gigabit Interface Converter (GBIC) based design allows customers to add, move or delete storage capacity and Fibre Channel devices on the SAN as needed. The flexible design of our entry-level hub also enables different combinations of copper, short-wave optical, and long-wave optical transceivers in a single SAN solution.

Cambex Disk Arrays

We sell full fibre channel RAID (redundant array of inexpensive disk) disk arrays that allow users to store large amounts of online information in high availability, high performance environments. The Centurion 2000 FF is our fifth generation disk array and is targeted at enterprises running mission-critical Internet, e-commerce, on-line transaction processing, data warehousing, and multimedia applications. The Centurion 2000 FF is ideal for deploying heterogeneous SANs in IBM, Sun, HP, Windows, and Linux environments. A fully redundant architecture ensures no single point of failure - redundant components include RAID controllers, power supplies, fans, AC power cords, Fibre I/O modules and global hot spares. All critical system components are hot swappable allowing for little or no downtime maintenance. Centurion's building block modularity allows users to start with configurations as small as 18 gigabytes, but with the ability to scale up to 25 terabytes behind a pair of RAID controllers. Centurion Storage Manager, an intuitive graphical user interface-based software management and configuration application, allows for single seat management of Centurion 2000 FF arrays both locally and remotely. Users can monitor the status of system components, gather performance statistics, and dynamically reallocate storage to specific clients on the SAN.

Software

We develop and sell software designed to provide very high availability for enterprise level, mission-critical SAN deployments. Our Dynamic Path Failover (DPF) software, used with our FibreQuik host bus adapters, provides full data path redundancy for superior data availability, delivers load balancing capabilities, and operates in active-active mode to deliver up to twice the performance when accessing storage in a SAN environment. The software is deployed with two FibreQuik host bus adapters in each server that is connected to the SAN. The SAN is constructed to have redundant fibre channel data paths from each server to the storage resources on the SAN. DPF software intelligently monitors the end-to-end integrity of each fibre channel data path and automatically detects a host bus adapter, cable, hub, switch, or RAID controller failure. Upon detection of a path failure, DPF dynamically remaps the storage on the failed path to the active data path. When the network failure is corrected, DPF dynamically remaps the storage to the restored path. The failover/failback sequence is transparent to users and provides high storage availability and performance. DPF operates in active-active mode which means that both fibre channel data paths from each server can be accessing SAN-attached storage at the same time. This can effectively double throughput to SAN attached storage. Furthermore, DPF's load balancing capability acts as a traffic cop to provide for optimal utilization of active-active fibre channel paths.

SAN Integration Services

In addition to selling our internally developed fibre channel connectivity, disk array, and software products, we resell high quality SAN solutions from leading manufacturers of fibre channel disk arrays, tape storage libraries, switches and management software. This allows us to offer our customer a complete, fully integrated storage area network solution.

Technology

We possess a high level of multi-disciplinary technological expertise, which we utilize in designing our products. This expertise includes fibre channel technology, software design and development, embedded hardware design, system design, and systems integration. We believe that our expertise in these technologies provides us with competitive advantages in time-to-market, price/performance, interoperability and product capabilities.

At our principal offices in Waltham, Massachusetts, we have established a systems integration lab to provide comprehensive functional and system level integration/interoperability testing between our fibre channel host bus adapters, hubs, disk arrays, and software with various computer platforms and fibre channel systems. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving. Integration testing at our lab combines our products with various fibre channel SAN components to simulate the most commonly used functional configurations defined by our reseller partners. The overall goal is to ensure enterprise class performance and interoperability in real world SAN deployments.

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. Our
OEM and reseller customers include Compaq, StorageTek, FDC Technologies, and EDS. In 1999 and 2000, our end-user customers of our products and services have included BASF, Mobil, EDS, Lockheed Martin and MCI/Worldcom.

In the year ended December 31, 2000, our top five customers accounted for approximately 45% of our total net revenues, and, in the year ended December 31, 1999, our top five customers accounted for approximately 40% of our total net revenues.

                           Customer Service and Support

We offer customer service and support programs that include telephone and on-site support 24 hours a day, seven days a week. In addition, we have designed our products to allow easy diagnostics and administration. We employ systems engineers for pre- and post-sales support and technical support engineers for field support.

                              Sales and Marketing

We sell domestically and internationally to OEMs, systems integrators, and VARs as well as directly to end users in the United States. We target OEMs, systems integrators, and VARs who resell our products as a part of complete SAN solutions to end-users. Our sales and marketing strategy will continue to focus on the development of the fibre channel market through these relationships. We also sell complete fibre channel SAN solutions to certain targeted end-users through a small direct sales force.

Our marketing efforts are focused on increasing awareness of our fibre channel products and ability to deliver complete SAN solutions, promoting SAN-based solutions, and advocating industry-wide standards and interoperability. Key components of our marketing efforts include:

    extending our partnerships with leading manufacturers of fibre channel connectivity, disk and tape storage, and SAN management software products allowing us to offer a complete SAN solution;

    continuing our participation in industry associations and standards committees to promote and further enhance fibre channel technology and increase our visibility as industry experts; and

    participating in major trade show events and SAN conferences to promote our products and to continue our efforts to educate potential customers on the value of SANs.

OEMs

OEMs can exercise significant influence in the early development of our market because they utilize products to deliver to end users complete, factory-configured solutions that are installed and field-serviced by the OEMs' technical support organizations. We intend to continue our efforts to develop relationships with leading OEM customers to introduce new products. We believe that OEMs will continue to provide critical input as we develop our next generation of products.

Reseller Customers

As the markets for fibre channel products and SAN solutions evolve, and as end-user awareness of the benefits of fibre channel increases, we believe an increasing volume of sales will occur through reseller channels. We believe that as the market for fibre channel matures, we will be able to leverage sales through distributors, systems integrators, and value-added resellers and that such sales will represent an increasing percentage of our total net revenues. As this market continues to develop, we plan to establish additional relationships with select domestic and international resellers to reach additional markets and increase our geographic coverage.

                          Manufacturing, Test and Assembly

We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing, engineering, documentation control and certain finish assembly and test operations at our headquarter facility in Waltham, Massachusetts. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands.

Except for the QLogic Corporation hardware we utilize in our host bus adapters, we believe most component parts used in our products are standard off-the-shelf items, which are, or can be, purchased from two or more sources. We select suppliers primarily on the basis of technology, manufacturing capacity, quality and cost. Our reliance on third-party suppliers and manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers and third party manufacturers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in each of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development three years ago. Over the last two fiscal years, our research and development expenses were approximately $1.4 million in 2000, compared to $1.1 million in 1999.

Because the amount of resources available for research and development are limited, we have made the decision to devote all research and development expenditures on storage I/O technologies and products, related software, and on high availability software applications for the SAN market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. We are seeking to hire additional skilled development engineers. Our business, operating results and financial condition could be adversely affected if we encounter delays in hiring additional engineers.

                                   Competition

The markets in which we compete are intensely competitive and are characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.

Our principal competitors in the fibre channel connectivity product market include Emulex Corporation, QLogic Corporation, JNI Corporation, Agilent Corporation, Vixel Corporation, and Gadzoox Networks, Inc. Our primary competitors in the disk array market include International Business Machines Corporation, EMC Corporation and Sun Microsystems.

Our principal competitors in the host bus adapter market include Emulex, QLogic, JNI and Agilent. Our products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic as well as a number of other companies. In the future, other technologies may evolve to address the applications served by fibre channel today, and because we focus on fibre channel, our business would suffer as a result of competition from such competing technologies.

Some of our OEM and reseller customers could develop products internally that would replace our products. The loss of opportunities to sell our products to any such OEM and reseller customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results and financial condition.

We believe that the principal bases of fibre channel product competition presently include interoperability, reliability, scalability, connectivity, performance and customization. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors.

                               Intellectual Property

The intellectual property rights we have in our technology, which generally consist of system designs, software and know-how associated with our product portfolio, principally arise from our own internal development efforts. We attempt to protect our technology through a combination of unpatented trade secrets, trademarks and contractual obligations. Our software products are protected by copyright laws. We cannot assure that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results.

We may need to initiate litigation in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. In the future, we may receive notice of infringement claims of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that such assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

In October 1997, we voluntarily filed for protection under chapter 11 of the federal bankruptcy laws and we emerged from bankruptcy protection in April 1998.


                                     Employees

At March 23, 2001, we had 25 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.


                             Item 2.  Properties

We currently lease approximately 68,000 square feet in an office facility in Waltham, Massachusetts pursuant to a lease that expires on May 31, 2003. Of the approximately 68,000 square feet leased, approximately 42,000 square feet of this space is subleased to unrelated parties for a term ending May 31, 2003.

We also own 12.4 acres of land in Poughkeepsie, New York. This land is vacant and not subject to a mortgage.


                          Item 3.  Legal Proceedings

There are no material legal proceedings pending against us. We are involved in certain legal proceedings arising in the ordinary course of business. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition.


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


              Item 5.  Market for Common Equity
                       and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 23, 2001 was 512. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2000 and December 31, 1999:



                                      2000                     1999

                               High        Low          High       Low

       First Quarter           9.25        3.00         0.33       0.16
       Second Quarter          5.75        1.56         1.03       0.20
       Third Quarter           2.96        1.50         3.13       0.69
       Fourth Quarter          1.62        0.62         4.50       1.50




We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the operation of our business and do not anticipate that we will pay cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The series 1 bridge note purchase agreement between us and certain lenders who were introduced to us by Sovereign Capital Advisors LLC(the "Sovereign Lenders") provides that we may not pay dividends in cash or otherwise as long as any of the series 1 bridge notes remain outstanding. With the consent of the Sovereign Lenders and as long as we are not in default, we may pay dividends to preferred shareholders in accordance with our articles of organization and we may repurchase shares of our common stock issued upon the exercise of options granted under our stock option plans.

Set forth in chronological order is information regarding securities convertible into or exercisable for shares of our common stock issued by Cambex within the past three years:

In June 1998 we borrowed approximately $1,060,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes in an exempt transaction. In addition to the notes, each of the holders received a stock purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.50 per share for each dollar loaned to us. Additional stock purchase warrants were issued to the holders of these 10% notes on June 1, 1999 in relation to interest due on these notes.

In November 1998 we entered into a Loan and Security Agreement with B.A. Associates, Inc. which allows us to borrow up to $650,000. In exchange for this revolving loan facility, we issued the lender in an exempt transaction warrants for the purchase of two shares of common stock for each dollar it committed to loan to us. In November 2000, the agreement with B.A. Associates was amended to increase the amount we can borrow to $1,000,000. In exchange for this $350,000 increased commitment, we agreed to issue the lender a warrant to purchase one share of common stock for each additional dollar it committed to loan to us. In December 2000, the agreement with B.A. Associates was amended to increase the amount we can borrow to $1,050,000. In exchange for this $50,000 increased commitment, we agreed to issue the lender a warrant to purchase one share of common stock for each additional dollar it committed to loan to us.

In November 1999 we entered into Loan and Security Agreements with five individuals, under which the individuals received in an exempt transaction warrants to purchase up to two shares of common stock for each dollar loaned to us. The exercise price of the warrants is $2.00 per share. In November 2000, we amended the Loan and Security Agreements to expand the date the loans are due. The individuals, in an exempt transaction, received warrants to purchase up to one share of common stock for each dollar loaned to us, at an exercise price of $1.25 per share.

           Item 6.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB. Please refer to "Special Note Regarding Forward-Looking Statements" for additional information.


Comparison of fiscal years 2000 and 1999

Our revenues were $2,400,000 and $3,402,000 for 2000 and 1999, respectively. Revenues for 2000 decreased 29% compared to revenues for the prior year due to decreased disk array product sales and related service revenues, which was partially offset by growth in sales of our fibre channel connectivity products. The decrease in revenues from sales of our disk array products and related services was partly due to transitioning our line of storage products from traditional SCSI-based disk arrays to full fibre channel disk arrays as well as the impact of a slowing economy in the fourth quarter of fiscal 2000 which resulted in purchase decisions being postponed by prospective customers.

Gross profit rate was 53% of sales in 2000, compared to 58% of sales in 1999. This decrease in our gross profit rate was the result of the greater relative amount of fixed manufacturing costs in relation to revenues in this year as compared to fiscal 1999.

Operating expenses in 2000 increased by 18% in comparison to operating expenses in the prior year. Research and development expenses in 2000 increased by 24% compared to the amount of these expenses in 1999. In order to remain competitive, we continue to expend significant amounts for research and development for new product development and the enhancement of existing fibre channel connectivity products. Selling expenses in 2000 increased by 43% compared to the amount of these expenses in 1999. We continued to expend increased amounts to build our sales and marketing organization and reseller channels. General and administrative expenses decreased by 23% compared to the amount of these expenses in 1999.

Interest expense increased by 133% in 2000 compared to 1999. This increase in interest expense was primarily due to funds borrowed beginning in the third and fourth quarters of 1999. We borrowed $210,000 in exchange for, among other things, an issuance of 10% subordinated convertible promissory notes from June 1999 through August 1999 due in 2003. We initially borrowed $550,000 in November 1999 in exchange for, among other things, our issuance of 12% promissory notes due November 2000. These notes were extended to November 2001. We also borrowed $2,000,000 in January and February 2000 from the Sovereign Lenders in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in August and September 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum.

Extraordinary income items of $102,000 and $758,000 for 2000 and 1999, respectively, were recorded as a result of some of our creditors agreeing to accept partial cash payments in full satisfaction of liabilities owed to those creditors.

Total comprehensive net loss for 2000 was $1,971,000, or $0.20 per share, as compared with total comprehensive income of $110,000, or $0.01 per share, for 1999.

Inflation

We did not experience any material adverse effects in 1999 or 2000 due to general inflation.

Liquidity and Capital Resources

As discussed more fully in Note 1 to our audited consolidated financial statements, we have suffered substantial recurring losses from operations for the last five consecutive years. Consequently, our ability to continue as a going concern is dependent upon several factors including, but not limited to, our ability to generate revenues in significantly greater amounts than in the past two fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations.

Management has been active in establishing new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. Management has also been active in trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues or raise additional capital.

Requirements

Depending upon the market value of shares of our common stock, any additional financing that we obtain through the sale of common stock to Thumberland Limited under the common stock purchase agreement we entered into in 2000 or cash that we may receive from the exercise of outstanding warrants may be used to repay and prepay debt and for working capital purposes to fund our continuing operations including research and development and sales and marketing expenses.

During the first quarter of 2000, we borrowed $2,000,000 in cash from the Sovereign Lenders in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in August and September 2000. We received net proceeds equal to $1,737,900 from the Sovereign Lenders as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to their respective maturity dates. Since their respective maturity dates, interest is accruing at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at a weighted average per share price of $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, we owe the Sovereign Lenders premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the Sovereign Lenders do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then the Sovereign Lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share.

Resources

Our cash and marketable securities were $235,000 and $367,000 at December 31, 2000 and December 31, 1999, respectively. Working capital was a deficit of $5,818,000 and $2,125,000 at December 31, 2000 and at December 31, 1999,
respectively. The increase in working capital deficit was primarily due to the loss for the year 2000. During 2000, we did not expend any funds for capital equipment. During fiscal 2001, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility with B.A. Associates, Inc. under which we may borrow up to $1,050,000. At December 31, 2000 we had a balance of $1,032,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000. We filed registration statements on Form SB-2 with the Securities and Exchange Commission registering 4,981,542 shares issuable in connection with the bridge loan financing from the Sovereign Lenders and the purchase agreement with Thumberland. Those registration statements were declared effective on November 7, 2000 and December 22, 2000.

We may need additional capital and additional financing may not be available. We currently anticipate that our available cash resources combined with the maximum drawdown under the equity draw down facility will be sufficient to meet our anticipated working capital and capital expenditure requirements through at least the next 24 months. However, if our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement and our available cash resources will meet our requirements for only the next 4 months. The time periods for which we believe our capital as sufficient are estimates. The actual time periods may differ materially as a result of a number of factors, risks and uncertainties that are described herein. In addition, business and economic conditions may not make it feasible to draw down under the facility at every opportunity, and drawdowns are available only every 22 trading days. Without additional capital, we may be unable to fund expansion, to develop new products and services and to enhance existing products and services to respond to competitive pressures, or to acquire complementary businesses or technologies. Further our ability to raise investment capital during the term of the common stock purchase agreement is restricted and if we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we may not be able to meet our anticipated working capital. If adequate funds are not available or are not available on terms favorable to us, we will not be able to effectively execute our business plan and we may not be able to continue as a going concern.

Forward-Looking Statements

The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-KSB that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

            Item 7.  Financial Statements.

See financial statements, beginning at page F-2, incorporated herein by reference.


            Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.

   On January 4, 2001, Cambex Corporation appointed the accounting firm of Sullivan Bille, P.C. as our new principal independent accountants for the year ended December 31, 2000 and dismissed our former principal independent accountants, Belanger & Company, P.C. ("Belanger"). One of our considerations in changing independent accountants was our desire to work with a larger, full service accounting firm. Our Board of Directors and its Audit Committee unanimously approved the change of principal independent accountants.

   For the fiscal years ended December 31, 1999 and 2000 and thereafter through January 4, 2001, there were no disagreements between Belanger & Company, P.C. and us on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Belanger and Company, P.C., would have caused Belanger & Company, P.C. to make reference to the subject matter thereof in its reports. Since Belanger & Company, P.C. was retained on April 24, 1998 and thereafter through January 4, 2001, there was no occurrence of the kinds of events described in Item 304(a)(1)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission. In addition, none of the reports issued by Belanger & Company, P.C. concerning our financial statements for the fiscal years ended 1998 and 1999 and thereafter through January 4, 2001 contain an adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph discussing a going concern uncertainty.

                                   PART III


         Item 9. Directors and Executive Officers of the Registrant.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               69     President, Chief Executive Officer
                                        and Chairman of the Board and
                                        a Director
Philip C. Hankins (1)(2)         69     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   74     Director
Robert J. Spain, Ph.D. (1)       63     Director
Peter J. Kruy, M.D.              38     Executive Vice President, Treasurer
                                        and Chief Financial Officer
Lois P. Lehberger                44     Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



Joseph F. Kruy has served as our President, Chief Executive Officer and a member of our board of directors since our inception in 1968. Mr. Kruy has served as our Chairman of the Board since October 1975. Mr. Kruy holds a B.S. in electrical engineering and a Dipl. Eng. from the Technical University in Budapest.

Philip C. Hankins has been a member of our board of directors since 1975. Since 1975 Mr. Hankins has been the President of Charter Information Corporation, an information processing company. Mr. Hankins holds a B.S. in mechanical engineering from Cornell University and a M.S. from Harvard University.

C.V. Ramamoorthy, Ph.D. has been a member of our board of directors since our inception in 1968. Since prior to 1995, Dr. Ramamoorthy has been a Professor of Electrical Engineering and Computer Sciences at the University of California Berkeley. Dr. Ramamoorthy holds a B.S. in physics from the University of Madras, India, a M.S. in mechanical engineering from the University of California Berkeley and a M.S. and a Ph.D. from Harvard University.

Robert J. Spain, Ph.D. has been a member of our board of directors since 1995. Dr. Spain was also our Vice President of Research from 1969 to 1977. Since prior to 1995, Dr. Spain has been the President of CFC, Inc., an electronic component manufacturing company. Dr. Spain holds a B.S.E.E. and a M.S.E.E. from the Massachusetts Institute of Technology and a Doctor of Science from Paris, Sorbonne.

Peter J. Kruy has served as our Executive Vice President, Treasurer and Chief Financial Officer since August 1998. From November 1993 to January 1998, Dr. Kruy was the President, Chief Financial Officer and Chief Executive Officer of Jupiter Technology, Inc. a data networking company. Dr. Kruy holds a B.A. in biology from the University of Pennsylvania, a M.D. from Tufts University School of Medicine and an M.B.A. from the Wharton School at the University of Pennsylvania. Dr. Kruy is also the owner of CyberFin Corporation, a more than five percent shareholder of Cambex. Peter J. Kruy is the son of Joseph
F. Kruy.

Lois P. Lehberger joined Cambex in June 1978 and has served as our controller since August 1998, and our vice president since November 1999. Since joining Cambex, Ms. Lehberger has been responsible for our accounting function. Ms. Lehberger holds a B.A. in economics and accounting from the College of the Holy Cross.


                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to or our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2000 and December 31, 1999.

Summary Compensation Table
                                            Annual           Long Term
                                         Compensation(1) Compensation Awards
Name and Position              Year          Salary            Options(#)

Joseph F. Kruy                 2000          $200,000              -
Chairman, President and CEO    1999          $200,000              -

Peter J. Kruy                  2000          $100,385            75,000
Executive Vice President and   1999          $ 85,000           300,000
Chief Financial Officer

Lois P. Lehberger(2)           2000          $ 72,276              -
Vice President and             1999          $ 68,000           100,000
Controller

(1)The columns for "Bonus", "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.

(2)Mrs. Lehberger became an executive officer in November, 1999.

Stock Options

The following table contains information concerning the grant of stock options under our Year 2000 Equity Incentive Plan to the executive officers named in the Summary Compensation Table. Each of the option grants listed below vests in five equal installments on the first through the sixth anniversaries of the date of grant.

Option Grants in Last Fiscal Year

Individual Grants


                  Number of     % of Total
                  Securities      Options
                  Underlying    Granted to     Exercise
                   Options     Employees in      Price    Expiration
Name                 (#)        Fiscal Year    ($/Share)     Date

Joseph F. Kruy         -            -              -          -

Peter J. Kruy        75,000       24.9%          $5.30      3/8/2010

Lois P. Lehberger      -            -              -          -

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2000 December 31,2000(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Peter J. Kruy          -            -     60,000/315,000       24,000/96,000

Lois P. Lehberger      -            -     23,000/ 81,500        9,620/32,810

(1) The closing price of our Common Stock on December 31, 2000 was $0.66 per share. The numbers shown reflect the value of options accumulated over all years of employment.


Employment Contracts and Termination Agreements

We entered into an employment agreement with Joseph F. Kruy on November
18, 1994. An extension of the term of this employment agreement to December 31, 2002 was approved by our board of directors in November 1999. Under his employment agreement, Mr. Kruy is engaged to serve as our Chairman of the Board, President and Chief Executive Officer. Except for illness, reasonable vacations and other customary exceptions, during the term of the agreement, Mr. Kruy is to devote all of his working time and attention to the performance of his duties and responsibilities at Cambex. Mr. Kruy is to be paid a minimum annual base salary of $200,000 per year. Mr. Kruy is also entitled to participate in our Incentive Bonus Plan and is eligible to receive an annual bonus equal to 4% of our pre-tax profit, as that term defined in the Incentive Bonus Plan. If Mr. Kruy voluntarily terminates his employment with us, he is entitled to receive his base annual compensation through the date of termination and any amount that he may be entitled to receive under the Incentive Bonus Plan in accordance with the terms of that Plan. If, after Mr. Kruy voluntarily terminates his employment with us, he accepts employment during the remaining then current term of his agreement with an entity that directly competes with us, then we may cease paying Mr. Kruy any further amounts. If we terminate Mr. Kruy's employment for reasons other than for cause or if we give another person either the title or the powers of the Chief Executive Officer, then Mr. Kruy is entitled to continue to receive his annual base salary through the end of the then current term of the agreement, and is entitled to receive any incentive bonus that would have been earned under the Incentive Bonus Plan during the fiscal year in which his employment was terminated. If, following termination of Mr. Kruy's employment with us, he accepts employment elsewhere before December 31, 2002, then we do not have to continue to pay Mr. Kruy for the year ending December 31, 2002. Moreover, if on the date of termination of Mr. Kruy's employment with us, our assets are in the hands of a receiver, an assignee for the benefit of creditors, trustee in bankruptcy, debtor-in-possession or other entity for the benefit of creditors or if our consolidated net worth is less than our consolidated net worth at December 31, 1999, then we have no obligation to pay Mr. Kruy any amount after termination of his employment.

We compensate our non-employee directors with an annual fee of $10,000 and a fee of $1,000 for each meeting of the board of directors attended. In August 1998, the board of directors authorized the non-employee director compensation to be converted from cash to shares of our common stock at a price of $0.25 per share, or 50% of the fair market value, whichever is greater. To date, no shares have been issued to the non-employee directors as compensation for services as a member of the board of directors.


  Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 23, 2001, by:

     each person, or group of persons, known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock; each of our directors;
     each of our executive officers; and
     all current directors and officers of Cambex as a group.

Unless otherwise noted in the table, the address for each person listed in the table is c/o Cambex Corporation, 360 Second Avenue, Waltham, MA 02451.

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)            2,400,043                       22.1%

B.A. Associates, Inc.(4)      1,700,000                       14.7

Richard E. Calvert(5)         1,178,800                       11.2
 7784 East Shore Road
 Traverse City, MI 49686

Peter J. Kruy (6)             1,037,164                       10.5

H. Terry Snowday, Jr.(7)        821,806                        7.8

 7784 East Shore Road
 Traverse City, MI 49686

SovCap Equity Partners, Ltd.(8) 818,521                        7.7
 Cumberland House
 #27 Cumberland St.
 P.O. Box CB-13016
 Nassau, New Providence
 The Bahamas


Philip C. Hankins (9)           495,000                        4.8

C.V. Ramamoorthy                 99,156                        1.0

Robert J. Spain                   -0-                           *

Lois P. Lehberger (10)           24,000                         *

All directors and executive
officers as a group
(6 persons)(11)               4,055,363                       35.8


_______________
*		Represents beneficial ownership of less than 1%.

(1)	Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days of following March 23, 2001 (May 22, 2001) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2)	Percentage of ownership is based on 9,846,414 shares of common stock outstanding as of March 23, 2001.

(3)	Includes 1,000,103 shares of common stock issuable upon exercise of stock purchase warrants issued in 1998, 1999 and 2000 exercisable within 60 days following March 23, 2001 (or by May 22, 2001). This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and the Sovereign Lenders. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and the Sovereign Lenders, the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Consists of 1,700,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 23, 2001(or by May 22, 2001).

(5) Includes 642,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 23, 2001(or by May 22, 2001).

(6) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, and 75,000 shares subject to currently exercisable options. Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and the Sovereign Lenders. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin Pledge Agreement, CyberFin has the right to vote the pledged shares.

(7) Includes 642,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 23, 2001(or by May 22, 2001). Some of these warrants are held by family members and Mr. Snowday disclaims beneficial ownership of those shares.

(8) Consists of 578,521 shares issuable upon the exercise of two series 1 bridge financing notes and a total of 240,000 shares issuable upon exercise of two common stock purchase warrants.

(9) Includes 390,000 shares of common stock issuable upon exercise of stock purchase warrants issued in November 1999 and 2000 exercisable within 60 days following March 23, 2001(or by May 22, 2001).

(10) Consists of 24,000 shares subject to options exercisable within 60 days following March 23, 2001 (or by May 22, 2001).

(11)	Includes 1,489,103 shares subject to options and warrants exercisable within 60 days following March 23, 2001 (or by May 22, 2001). See footnotes (3), (6), (9) and (10) above.

Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.

          Item 12.  Certain Relationships and Related Transactions.

On June 1, 1998, we borrowed approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, our Chairman of the Board, President and Chief Executive Officer, $250,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert, each greater than 5% shareholders of Cambex, in exchange for the issuance of 10% Subordinated Convertible Promissory Notes (the "10% Notes"). Under the terms of the 10% Notes, which are due on April 30, 2003, the holders may convert the 10% Notes into shares of common stock at a conversion price of $0.22 per share. In addition to the 10% Notes, each holder, including Messrs. Kruy, Snowday and Calvert, were issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar loaned to us. Additional Stock Purchase Warrants to purchase 96,373 shares of common stock, at an exercise price of $0.50 per share, were issued to the holders of 10% Notes on June 1, 1999 in relation to interest due on the June 1, 1998 notes. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

On June 1, 1998, we entered into a Master Lease with CyberFin
Corporation, a corporation wholly owned by Peter J. Kruy, our Executive Vice President, Treasurer and Chief Financial Officer. Under the Master Lease we are renting from CyberFin an IBM 2003 S/390 Multiprise Processor and related software and maintenance at the rate of $3,787.64 per month for a period of three years. We also purchased computer memory from CyberFin for $141,920 in 1998 and $73,000 in 1999. We believe that lease and the purchase arrangements we made with CyberFin are on terms at least as favorable to us as we would have expected from an equipment lessor unrelated to us, CyberFin and Dr. Kruy for equipment of comparable quality.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned by a relative of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2000 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,050,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted BAA a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25. We believe that the borrowing arrangements we made with BAA are on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy.

From June 1, 1999 through August 18, 1999, we raised $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes. During this time period Joseph F. Kruy loaned us $100,000, and Messrs. Snowday and Calvert each loaned us $55,000 of the total amount that we borrowed. In exchange for these loans, we issued 10% Subordinated Convertible Promissory Notes, including 10% Subordinated Convertible Promissory Notes to Messrs. Kruy, Snowday and Calvert. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing.Originally,under the terms of the 1999 Loan Agreements, Messrs.

Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

                                   PART IV


  Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

       (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report. On January 10, 2001, we filed a report on Form 8-K disclosing a change in our certifying accountants.

                                EXHIBIT INDEX



The following exhibits are filed herewith or incorporated by reference herein.

Exhibit

2.1	Reorganization Plan of Cambex Corporation dated March 17, 1998
(included as Exhibit 2.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

2.2	Amended Disclosure Statement with respect to Reorganization Plan of the
Company dated March 17, 1998 (included as Exhibit 2.2 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended
April 1, 2000, and incorporated herein by reference).

3.1	Restated Articles of Organization of Cambex Corporation (included as
Exhibit 3.1 to the Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

4.1	Specimen Stock Certificate (included as Exhibit 4.1 to the Company's
Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

4.2	Registration Rights Agreement among the Company and the Purchasers identified therein (the "Sovereign Purchasers") dated as of January 18, 2000 (included as Exhibit 4.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

4.3	Registration Rights Agreement between the Company and Thumberland
Limited dated as of July 14, 2000 (included as Exhibit 4.3 to the
Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

4.4	Amendment to Registration Rights Agreement between the Company and
Thumberland Limited dated as of November 8, 2000 (included as Exhibit
4.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference).

10.1	Employment Agreement between Joseph F. Kruy and the Company, dated as of November 18, 1994 (included as Exhibit 10.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

28                                       A-1

10.2	Incentive Bonus Plan (included as Exhibit 10.2 to the Company's
Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

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

29                                A-2

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

30                                  A-3

10.22	Common Stock Purchase Agreement between the Company and
Thumberland Limited dated as of July 14, 2000 (included as Exhibit
10.22 to the Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

10.23	Amendment to Common Stock Purchase Agreement between the Company and Thumberland Limited, dated as of November 8, 2000 (included as
Exhibit 10.23 to the Company's Quarterly Report on 10QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.24	Escrow Agreement among the Company, Thumberland Limited and
Epstein, Becker & Green, P.C., dated as of July 14, 2000 (included as
Exhibit 10.23 to the Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

10.25	Stock Purchase Warrant in favor of Thumberland Limited dated as of July 14, 2000 (included as Exhibit 10.24 to the Company's
Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

10.26	Stock Purchase Warrant in favor of Ladenburg Thalmann & Co. Inc.
dated as of July 14, 2000 (included as Exhibit 10.25 to the Company's Registration Statement on Form SB-2, declared effective with the Commission on November 7, 2000, Reg. No. 333-43294, and incorporated herein by reference).

10.27	Loan and Security Agreement, as amended, by and between the
Company and BA Associates, Inc. (included as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed with the Commission on November 29, 2000, Reg. No. 333-50936, and incorporated herein by reference.)

10.28 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000.

10.29 Form of Warrant Certificate between the Company and B.A. Associates,
Inc.

21.1	List of subsidiaries of the Company.

23.1	Consent of Sullivan Bille, P.C.

23.2	Consent of Belanger & Company, P.C.

99.1  Risk Factors

                     31                            A-4

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 8 and
                        Part IV, Item 14 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Report of Independent Public Accountants                        F - 3

Consolidated Balance Sheets - December 31, 2000 and 1999        F - 4

Consolidated Statements of Operations for the Years
       Ended December 31, 2000 and December 31, 1999            F - 6

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2000 and
       December 31, 1999                                        F - 7

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2000 and December 31, 1999      F - 8

Notes to Consolidated Financial Statements                      F - 9


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 2000
                          AND DECEMBER 31, 1999

Schedule Number


       II         Valuation and Qualifying Accounts             F-26


Schedules other than those referred to above have been omitted, as they are not required or the information is included elsewhere in the financial statements or the notes thereto.

                              32

                                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic 2000 consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic 2000 financial statements taken as a whole.


                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
February 15, 2001
                             33                            F-2

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders of Cambex Corporation:

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for the year ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                 BELANGER & COMPANY, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Chelmsford, Massachusetts
March 29, 2000

                                     34                            F-3

                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2000           1999
CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   234,512   $   366,743

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2000 and $100,000 in 1999                     322,888       202,466


   INVENTORIES                                      460,620       622,430

   PREPAID EXPENSES                                  67,301        65,995

      TOTAL CURRENT ASSETS                      $ 1,085,321   $ 1,257,634

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,817,604   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,721,481     3,639,196

 NET PROPERTY AND EQUIPMENT                     $    96,123   $   178,408

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   476,886   $      -
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   514,716   $    37,830

  TOTAL ASSETS                                  $ 1,696,160   $ 1,473,872

The accompanying notes are an integral part of these consolidated financial statements.


                           35                                 F-4

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2000             1999

CURRENT LIABILITIES:
LOAN AGREEMENT                                $   1,032,443  $     601,029
NOTES PAYABLE                                     2,500,000        550,000
ACCOUNTS PAYABLE                                    584,726        463,675
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        286,250
OTHER LIABILITIES-SHORT
 TERM PORTION                                     1,692,733        967,558
ACCRUED EXPENSES                                    853,042        513,849

 TOTAL CURRENT LIABILITIES                    $   6,902,944  $   3,382,361

LONG TERM DEBT                                $   1,273,730  $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                     1,044,560      2,324,540
DEFERRED REVENUE                                       -           100,116

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -11,287,847 shares in 2000, and
  11,076,232 shares in 1999                   $   1,128,785  $   1,107,623
CAPITAL IN EXCESS OF PAR VALUE                   16,024,049     15,970,199
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,465        101,989
RETAINED EARNINGS (DEFICIT)                     (23,903,407)   (21,931,920)
LESS - COST OF SHARES HELD IN TREASURY
      1,537,980 in 2000,and
      1,534,356 in 1999                            (876,966)      (854,766)

TOTAL STOCKHOLDERS' INVESTMENT                $  (7,525,074) $  (5,606,875)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,696,160  $   1,473,872

The accompanying notes are an integral part of these consolidated financial statements.

                              36                             F-5

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2000         1999


REVENUES                                         $ 2,400,252 $ 3,401,733
COST OF SALES                                      1,130,793   1,422,430
Gross profit                                     $ 1,269,459 $ 1,979,303

OPERATING EXPENSES:
   Research and development                      $ 1,363,141 $ 1,096,806
   Selling                                         1,110,424     778,839
   General and administrative                        466,169     607,408
   Total operating expenses                      $ 2,939,734 $ 2,483,053

OPERATING INCOME (LOSS)                          $(1,670,275)$  (503,750)

OTHER INCOME (EXPENSE):
    Interest expense                                (403,618)   (173,265)
    Interest income                                     -            405
    Other income (expense)                              -         14,827
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                        $(2,073,893)$  (661,783)
   Provision for income taxes                           -           -
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         $(2,073,893)$  (661,783)
  Extraordinary Items(Note 15)                       102,406     757,907
NET INCOME (LOSS)                                $(1,971,487)$    96,124
OTHER COMPREHENSIVE INCOME,NET OF TAX:
    Foreign Currency translation Adjustments             476      13,855
OTHER COMPREHENSIVE INCOME                       $       476 $    13,855
TOTAL COMPREHENSIVE INCOME (LOSS)                $(1,971,011)$   109,979

INCOME(LOSS) PER COMMON SHARE                    $     (0.20)$      0.01

Weighted Average Common Shares Outstanding         9,680,000   9,540,000
Weighted Average Common and Common
Equivalent Shares Outstanding                      9,680,000  10,390,000

The accompanying notes are an integral part of these consolidated financial statements.

                     37                              F-6

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury
BALANCE AT
 DECEMBER 31, 1998     $1,107,258 $15,966,625 $ 88,134
$(22,028,044)$(854,766)

ADD:
Net income             $     -    $      -    $   -    $     96,124 $    -
Exercise of employee
 stock options                365          74     -           -          -
Issuance of warrants         -          3,500     -           -          -
Translation adjustment       -           -      13,855        -          -

BALANCE AT
 DECEMBER 31, 1999     $1,107,623 $15,970,199 $101,989
$(21,931,920)$(854,766)

ADD:
Net loss               $     -    $      -    $   -    $( 1,971,487)$    -
Exercise of employee
 stock options                800         160     -            -         -
Exercise of warrants       10,000      12,200     -            -         -
Purchase of shares for
 the treasury                -           -        -            -
(22,200)
Stock Purchase Plan Shares  8,539       1,707     -            -         -
Translation adjustment       -           -         476         -         -
Conversion of note payable  1,823      39,783     -            -         -

BALANCE AT
 DECEMBER 31, 2000     $1,128,785 $16,024,049 $102,465$(23,903,407)$(876,966)


The accompanying notes are an integral part of these consolidated financial statements.

                          38                                   F-7

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(1,971,487)$   96,124
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    82,285 $  131,603
 Amortization of prepaid expenses                        7,210      7,822
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable          (120,422)   311,869
  Decrease(increase)in inventory                       161,810   (318,710)
  Decrease(increase)in investment
   in sales-type leases                                   -        25,820
  Decrease(increase)in prepaid expenses                 (8,516)      (965)
  Increase(decrease)in accounts payable                121,051     54,834
  Increase(decrease)in obligations
   for trade-in memory                                 (46,250)   (74,000)
  Increase(decrease)in accrued expenses                339,193    119,810
  Increase(decrease)in deferred revenue               (100,116)  (155,250)
  Increase(decrease)in other liabilities              (554,805)(1,027,077)
     Total adjustments                             $  (118,560)$ (924,244)
Net cash provided by(used in) operating activities $(2,090,047)$ (828,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $   (1,988)
 Net cash provided by(used in)investing activities $      -    $   (1,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $ 1,950,000 $  760,000
 Proceeds from sale of common stock and warrants        75,012      3,939
 Purchase of common stock for the treasury             (22,200)      -
 Increase in deferred offering costs, net             (476,886)      -
 Net borrowings (repayments)under loan agreement       431,414    207,605
 Net cash provided by
 (used in) financing activities                    $ 1,957,340 $  971,544
 Effect of exchange rate changes on cash                   476     13,855
 Net increase (decrease) in
  cash and cash equivalents                        $  (132,231)$  155,291
 Cash and cash equivalents at beginning of year        366,743    211,452
 Cash and cash equivalents at end of year          $   234,512 $  366,743

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                         $    67,618 $   13,265
  Income Taxes                                           -          -
Non-cash financing activity:
  Conversion of note payable into common stock     $    41,606 $    -

The accompanying notes are an integral part of these consolidated financial statements.
                           39                            F-8

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

(1)   Liquidity


As further described in Note 13, from June 1, 1998 through August 18, 1999, we raised $1,270,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes. We also have a loan and security agreement under which we may borrow up to $1,050,000 outstanding at any one time of which $1,032,443 was outstanding as of December 31, 2000. During 1999, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum and maturities of November, 2001. During 2000, we raised $2,000,000 in cash from the issuance of series 1 bridge financing notes that matured in August and September.

We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, is dependent upon several factors including, but not limited to, our ability to generate revenues in significantly greater amounts than in the past two fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations. The additional financing, if obtained, will be used to fund our continuing operations, particularly in development, sales and marketing. Our management has been active in establishing new strategic alliances that it believes will result in increased revenues through the sale of a greater volume of products. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

We manufacture equipment for sale or lease. Revenue from product sales is recognized at the time the hardware and software are shipped. Service and other revenues are recognized ratably over the contractual period or as the services are provided. Under certain equipment leases which qualify as sales type leases, the present value of noncancelable payments is currently

                              40                 F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales.
The unearned interest is recognized over the noncancelable term of the lease. We have deferred revenue associated with the sale of certain products that have future performance obligations. For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life.

License fees are amortized over the useful life of the technologies being licensed.

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2000               1999

     Raw materials                     $   392,686        $   419,984
     Work-in-process                        20,453             78,572
     Finished goods                         47,481            123,874

                                       $   460,620        $   622,430

Property and Equipment

We provide for depreciation and amortization on a straight- line basis to amortize the cost of property and equipment over their estimated useful lives as follows:

             Leasehold improvements          2-10 Years
             Machinery and equipment         3- 8 Years
             Furniture and fixtures          3- 8 Years
             Leased equipment                3- 5 Years

Maintenance and repair items are charged to expense when incurred; renewals or betterments are capitalized.



                           41                                  F-10

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

If property is sold or otherwise disposed of, our policy is to remove the related cost and accumulated depreciation from the accounts and to include any resulting gain or loss in income.

Depreciation expense of $82,285 and $131,603, was recorded for the periods ended December 31, 2000 and December 31, 1999, respectively.

Deferred Offering Costs

Deferred offering costs represent the costs associated with the registration of our common stock and will be reduced as series 1 bridge financing notes are converted.


Net Income (Loss) Per Common Share

On January 1, 1997, we adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaces the presentation of primary income (loss) per share with a dual presentation of basic income
(loss) per share and diluted income (loss) per share for each year for which a statement of operations is presented.

Basic income (loss) per share amounts are based on the weighted average number of common shares outstanding during each year. Diluted income (loss) per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year to the extent such equivalents have a dilutive effect on the income (loss) per share.

For the year ended December 31, 1999, common stock equivalents had no material effect on the computation of earnings per share. For the year ended December 31, 2000, common share equivalents were not included in diluted income (loss) per share because we incurred a loss for the year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income (loss) per share.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.


                              42                          F-11

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

Stock Options and Employee Stock Purchase Plan

Proceeds from the sale of newly issued stock to employees under our stock option plans and Employee Stock Purchase Plan are credited to common stock to the extent of par value and the excess to capital in excess of par value. Income tax benefits attributable to stock options are credited to capital in excess of par value.

Disclosures about the Fair Value of Financial Instruments

Our financial instruments consist mainly of cash, cash equivalents, accounts receivable, investment in sales-type leases, property held for sale, accounts payable, notes payable, and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.

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

Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of

On January 1, 1996, we adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.



                         43                                  F-12

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000
                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Based on our review, we do not believe that any material impairment of its long-lived assets has occurred. Our review was based on the assumption that we continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Comprehensive Income

On January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in stockholders' equity from transactions and events other than those resulting from investments by and distributions to stockholders be reflected in comprehensive income or loss.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," became effective for periods beginning after December 31, 1997. This statement requires the presentment of information about the identifiable components comprising an enterprise's business activities.

We have determined that there are no separately reportable operating segments and, therefore, do not present separate reporting segments in the financial statements.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for such plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock (See Note 9).




                                 44                            F-13

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(3)   Business, Operations and Segment Information

We are a designer and supplier of fibre channel hardware and software solutions for building Storage Area Networks (SAN). Our products include fibre channel host bus adapters, hubs, high availability software and disk arrays for building SANs in heterogeneous open systems operating environments.

We sell our equipment to end users, resellers, distributors and OEMs. Our principal customers operate in a wide variety of industries and in a broad geographical area. During 2000, two customers accounted for 18% and 11% of total revenues for the year. During 1999, one customer accounted for 11% of total revenues. Foreign sales were 14% in 2000 and less than 10% of total revenues in fiscal 1999. In the year ended December 31, 2000, our top five customers accounted for approximately 45% of our total net revenues, and in the year ended December 31, 1999, our top five customers accounted for approximately 40% of our total net revenues.

(4)   Income Taxes

In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following table presents the components of income (loss) before income taxes and extraordinary items:


                Year ended        Year ended
                December 31,      December 31,
                   2000             1999


Domestic         $(2,046,000)     $( 531,000)

Foreign           (   28,000)      ( 131,000)

                 $(2,074,000)     $( 662,000)





                         45                    F-14

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)


(4)   Income Taxes - Continued

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended

                               December        December
                                 2000            1999

Provision (credit) at
federal statutory rate        $( 670,300)     $   32,700

State tax provision
(credit), net of federal
tax benefit                    ( 124,400)         14,300

Foreign and other losses
for which no benefits have
been recorded                      9,600          44,400

Change in valuation
allowances                       795,600        ( 90,800)

Other                          (  10,500)       (    600)
                              $    -0-        $    -0-







                            46                                F-15

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)


(4)   Income Taxes - Continued


We have federal net operating loss carryovers totalling $20,593,000 which expire through the year ended December 31, 2020.

The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2000 and 1999 are as follows:

                                   December       December
                                     2000           1999

Assets
Reserves not currently deductible
 for tax purposes                  $1,335,000    $1,584,000
State tax net operating loss
 carryforward                       2,205,000     1,612,000
Federal net operating loss
 carryforward                       6,087,000     5,012,000
Employee benefits                      47,000        41,000
Other                                  36,000        49,000

 Total deferred tax assets         $9,710,000    $8,298,000

Liabilities
Fixed asset basis difference       $        0    $ (164,000)
Other                                  96,000       158,000

 Total deferred tax liabilities    $   96,000    $  ( 6,000)

Net deferred tax asset             $9,806,000    $8,292,000
Valuation allowance                (9,806,000)   (8,292,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.




                        47                           F-16

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000


                                 (Continued)

(5)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 13. The outstanding balance due to the related party was $1,032,443 and $601,029 at December 31, 2000 and 1999, respectively.

Notes payable of $2,500,000 at December 31, 2000 include $550,000 of advances payable which are due November, 2001. These notes include amounts of $250,000 from related parties. These notes are further described in Note 13. The balance of $1,950,000, due on demand, represents series 1 bridge financing notes issued in 2000.

(6)   Long-Term Debt and Related Matters

Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                     2000            1999
          Subordinated Convertible Notes
          with interest rate of 10%
          due April 30, 2003                       $1,273,730    $1,273,730

          Less: Current maturities                      -0-           -0-


          Total                                    $1,273,730    $1,273,730

Of the advances received for the notes, approximately $1,070,000 was received from related parties and is discussed in Note 13.

                      48                                       F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(6)   Long-Term Debt and Related Matters - Continued

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2000 are as follows:

                                   Year                 Amount

                                   2001                  -0-
                                   2002                  -0-
                                   2003               $1,273,730
                                   Thereafter            -0-

                                   Total              $1,273,730

(7)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2000 and 1999 were approximately 9,680,000 and 9,540,000, respectively.

Common stock equivalents include the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants (see Note 9), assuming that we reinvested the proceeds to purchase additional shares at market value. Common stock equivalents also include shares of common stock that would be issuable upon conversion of subordinated promissory convertible notes.

Options and warrants to purchase 5,697,035 weighted average shares of common stock during the year ended December 31, 2000 were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share. Weighted average shares of 855,313 common stock equivalents had no material effect on the computation of earnings per share for the year ended December 31, 1999. Weighted average shares issuable from convertible notes of 5,235,261 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 9, options and warrants to purchase 6,895,265 and 4,959,423 shares of common stock outstanding at December 31, 2000 and 1999, respectively, and 5,235,261 shares of common stock issuable upon conversion of notes outstanding at December 31, 2000 and 1999 could potentially dilute basic income (loss) per share in the future.


                           49                                  F-18

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)



(8)   Commitments and Contingencies

At December 31, 2000, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year

                  2001              $  381,924
                  2002              $  381,924
                  2003              $  159,134
                                    $  922,982

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $111,000 for the year ended December 31, 2000 and $213,000 for the year ended December 31, 1999. During 1999 and 2000, we entered into agreements to sublet portions of our facilities to unrelated parties.

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

(9)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 75,620 options to purchase shares of our common stock were outstanding as of December 31, 2000. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2000, there were 955,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2000, we had three stock option plans for officers and certain employees under which 2,530,620 shares were reserved and options for 1,213,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between January 6, 2002 and November 9, 2010.




                                50                   F-19

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(9)   Stock Options and Warrants - Continued


Stock option activity for the two years ended December 31, 2000 was as follows:


Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options
      Outstanding at December 31, 1998     94,970           .12

      Granted                           1,204,500           .12  -   1.67
      Exercised, cancelled or
          expired                        (210,150)          .12  -   1.67
      Outstanding at December 31, 1999  1,089,320           .12  -   1.67

      Granted                             301,000          1.25  -   5.30
	Exercised, cancelled or
          expired                        ( 72,700)          .12  -   3.00
      Outstanding at December 31, 2000  1,317,620           .12  -   5.30


As of December 31, 2000 and 1999, options for 352,520 and 161,620 shares were exercisable at aggregate option prices of $78,702 and $33,524, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                    December 31,  December 31,
                                          2000         1999

Net Income (Loss): As Reported (000's)    (1,971)          96
                   Pro Forma              (2,056)          96

Basic and Diluted EPS:As Reported         ( 0.20)        0.01
                      Pro Forma           ( 0.21)        0.01



                           51                               F-20

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(9)   Stock Options and Warrants - Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2000           1999

Assumptions:
      Risk free interest rate           6.13%          6.92%
      Expected dividend yield              0%             0%
      Expected life in years              10             10


As of December 31, 2000 and 1999, warrants to purchase 5,577,645 and 3,870,103 shares of common stock at weighted average prices of $1.33 and $0.82 per share, respectively, were outstanding and an equal number of shares were reserved for issuance.

(10)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There was no provision in 2000 or 1999.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. Our contributions have been in the form of Cambex common stock since fiscal 1994.

We offer no post-retirement benefits other than those provided under the Plan.


                                   52                                 F-21

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)


(11) Equity Line

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000.

(12)  Employee Stock Purchase Plan

On December 20, 1993, we established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. On August 31, 1998, the Board of Directors voted, subject to shareholder approval, to increase the number of shares to cover the number of shares purchased under the Plan during the period of January 1, 1998 to June 30, 1998 and to terminate the Plan. Under the Plan, employees could elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There were two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 2000, there were 85,383 shares issued under the Plan.

(13)  Related Party Transactions

On June 1, 1998, we borrowed approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, our Chairman of the Board, President and Chief Executive Officer, $250,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert, each greater than 5% shareholders of Cambex, in exchange for the issuance of 10% Subordinated Convertible Promissory Notes (the "10% Notes"). Under the terms of the 10% Notes, which are due on April 30, 2003, the holders may convert the 10% Notes into shares of common stock at a conversion price of $0.22 per share. In addition to the 10% Notes, each holder, including Messrs. Kruy, Snowday and Calvert, were issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar loaned to us. Additional Stock Purchase Warrants to purchase 96,373 shares of common

                                53                F-22

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(13)  Related Party Transactions - Continued

stock, at an exercise price of $0.50 per share, were issued to the holders of 10% Notes on June 1, 1999 in relation to interest due on the June 1, 1998 notes. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert, and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

On June 1, 1998, we entered into a Master Lease with CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, our Executive Vice President, Treasurer and Chief Financial Officer. Under the Master Lease we are renting from CyberFin an IBM 2003 S/390 Multiprise Processor and related software and maintenance at the rate of $3,787.64 per month for a period of three years. We also purchased computer memory from CyberFin for $141,920 in 1998 and $73,000 in 1999. We believe that lease and the purchase arrangements we made with CyberFin are on terms at least as favorable to us as we would have expected from an equipment lessor unrelated to us, CyberFin and Dr. Kruy for equipment of comparable quality.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned by a relative of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2000 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,050,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted BAA a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25. We believe that the borrowing arrangements we made with BAA are on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy.

From June 1, 1999 through August 18, 1999, we raised $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes.
During this time period Joseph F. Kruy loaned us $100,000, and Messrs. Snowday and Calvert each loaned us $55,000 of the total amount that we borrowed. In exchange for these loans, we issued 10% Subordinated Convertible Promissory Notes, including 10% Subordinated Convertible Promissory Notes to Messrs. Kruy, Snowday and Calvert. We believe that the borrowing arrangements we made

                          54                                 F-23

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(13) Related Party Transactions - Continued

with Messrs. Kruy, Snowday and Calvert are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

(14)  Events Subsequent to date of Report of Independent Public Accountants

Subsequent to the end of 2000, one of the Sovereign Lenders, Correllus International Ltd., converted its Series 1 Bridge Financing Note($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 22,212 shares of our common stock.

(15)  Credit Risk

We maintain cash balances at financial institutions located in Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000, our uninsured cash balances total $125,189.

Our subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 2000, our overseas cash balances total $7,875.


                            55                     F-24

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                                 (Continued)

(16)  Extraordinary Items

Extraordinary income in 2000 and 1999 consists of the payment of other liabilities at a discount from face value. The per share amount of the gain on the extinguishment of debt was $0.07 in 1999.












               56                             F-25

                                CAMBEX CORPORATION AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                                           Charged To
                               Balance at  (Recovered            Balance
                                Beginning     From)   Writeoffs/  at End
                                 of Year     Income   Deductions of Year
                                ---------- ----------- --------- -------




YEAR ENDED DECEMBER 31, 1999:

Reserve for doubtful accounts $  100,000  $   -     $   -       $100,000




YEAR ENDED DECEMBER 31, 2000:

Reserve for doubtful accounts $  100,000  $   -     $  (42,000) $ 58,000







                    57                                           F-26

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                         March 30, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2001.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Peter J. Kruy
            Peter J. Kruy, Executive Vice President
            (Principal Financial and Accounting Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director