Form 10QSB
period 2001-03-31
CAMBEX CORP
filed 2001-05-15
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                   Quarterly Report Under Section 13 or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended:   March 31, 2001   Commission File No:      0-6933



                             CAMBEX CORPORATION

       (Exact name of small business issuer as specified in its charter)



       Massachusetts                                  04-2442959

       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)


                   360 Second Avenue, Waltham, Massachusetts

                   (Address of principal executive offices)


                                    02451

                                 (Zip Code)


Issuer's telephone number, including area code:  (781) 890-6000


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                              No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                 Outstanding as of March 31, 2001

Common                                           9,846,414 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2001 AND DECEMBER 31, 2000

                                      ASSETS

                                                  MARCH 31,    DECEMBER 31,
                                                     2001           2000


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $    70,137   $   234,512

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2001 and $58,000 in 2000                      209,587       322,888


   INVENTORIES                                      442,830       460,620

   PREPAID EXPENSES                                  67,784        67,301

      TOTAL CURRENT ASSETS                      $   790,338   $ 1,085,321

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,817,604   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,734,156     3,721,481

 NET PROPERTY AND EQUIPMENT                     $    83,448   $    96,123

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   427,975   $   476,886
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   465,805   $   514,716

  TOTAL ASSETS                                  $ 1,339,591   $ 1,696,160

                          CONSOLIDATED BALANCE SHEETS

                       MARCH 31, 2001 AND DECEMBER 31, 2000

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                   MARCH 31,     DECEMBER 31,
                                                    2001             2000

CURRENT LIABILITIES:
LOAN AGREEMENT                                $   1,039,927  $   1,032,443
NOTES PAYABLE                                     2,350,000      2,500,000
ACCOUNTS PAYABLE                                    633,456        584,726
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     1,929,297      1,692,733
ACCRUED EXPENSES                                    931,286        853,042

 TOTAL CURRENT LIABILITIES                    $   7,123,966  $   6,902,944

LONG TERM DEBT                                $   1,273,730  $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                       789,462      1,044,560

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -11,385,828 shares in 2001, and
  11,287,847 shares in 2000                   $   1,138,583  $   1,128,785
CAPITAL IN EXCESS OF PAR VALUE                   16,189,771     16,024,049
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,465        102,465
RETAINED EARNINGS (DEFICIT)                     (24,399,056)   (23,903,407)
LESS - COST OF SHARES HELD IN TREASURY
      1,539,414 in 2001,and
      1,537,980 in 2000                            (879,330)      (876,966)

TOTAL STOCKHOLDERS' INVESTMENT                $  (7,847,567) $  (7,525,074)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,339,591  $   1,696,160

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000


                                               For the Three Months Ended

                                                  March 31,     April 1,
                                                    2001          2000


REVENUES                                         $   416,942 $   655,028
COST OF SALES                                        228,116     361,494
Gross profit                                     $   188,826 $   293,534

OPERATING EXPENSES:
   Research and development                      $   291,564 $   351,786
   Selling                                           146,522     201,750
   General and administrative                        114,389     123,248
   Total operating expenses                      $   552,475 $   676,784

OPERATING INCOME (LOSS)                          $  (363,649)$  (383,250)

OTHER INCOME (EXPENSE):
    Interest expense                                (132,000)    (88,079)
    Interest income                                     -           -
    Other income (expense)                              -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                        $  (495,649)$  (471,329)
   Provision for income taxes                           -           -
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         $  (495,649)$  (471,329)
  Extraordinary Items                                   -        102,406
NET INCOME (LOSS)                                $  (495,649)$  (368,923)
OTHER COMPREHENSIVE INCOME,NET OF TAX:
    Foreign Currency translation Adjustments            -           -
OTHER COMPREHENSIVE INCOME                       $      -    $      -
TOTAL COMPREHENSIVE INCOME (LOSS)                $  (495,649)$  (368,923)

INCOME(LOSS) PER COMMON SHARE                    $     (0.05)$     (0.04)

Weighted Average Common Shares Outstanding         9,800,000   9,600,000
Weighted Average Common and Common
Equivalent Shares Outstanding                      9,800,000   9,600,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury

BALANCE AT
 JANUARY 1, 2000       $1,107,623 $15,970,199 $101,989$(21,931,920)$(854,766)

ADD:
Net loss               $     -    $      -    $   -    $(   368,923)$    -
Exercise of employee
 stock options                800         160     -            -         -
Stock Purchase Plan Shares  8,539       1,707     -            -         -

BALANCE AT
 APRIL 1, 2000         $1,116,962 $15,972,066 $101,989$(22,300,843)$(854,766)


BALANCE AT
 JANUARY 1, 2001       $1,128,785 $16,024,049 $102,465$(23,903,407)$(876,966)

ADD:
Net loss               $     -    $      -    $   -    $(   495,649)$    -
Exercise of warrants        2,364        -        -            -         -
Purchase of shares for
 the treasury                -           -        -            -      (2,364)
Conversion of note payable  7,434     164,322     -            -         -
Issuance of warrants         -          1,400     -            -         -

BALANCE AT
 MARCH 31, 2001        $1,138,583 $16,189,771 $102,465$(24,399,056)$(879,330)

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

	                                             Three Months Ended
                                                   March 31,     April 1,
                                                    2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(  495,649)$( 368,923)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    12,675 $   20,573
 Amortization of prepaid expenses                        7,225      7,210
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable           113,301   ( 42,721)
  Decrease(increase)in inventory                        17,790     60,207
  Decrease(increase)in prepaid expenses                 (7,708)  (  7,395)
  Increase(decrease)in accounts payable                 48,730     19,278
  Increase(decrease)in obligations
   for trade-in memory                                    -       (46,250)
  Increase(decrease)in accrued expenses                 98,911     30,758
  Increase(decrease)in other liabilities            (   18,534) ( 179,489)
     Total adjustments                             $   272,390 $( 137,829)
Net cash provided by(used in) operating activities $(  223,259)$( 506,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $     -
 Net cash provided by(used in)investing activities $      -    $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable                         $    50,000 $1,737,940
 Proceeds from sale of common stock and warrants         1,400     11,206
 Net borrowings (repayments)under loan agreement         7,484  ( 601,029)
 Net cash provided by
 (used in) financing activities                    $    58,884 $1,148,117
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $(  164,375)$  641,365
 Cash and cash equivalents at beginning of year        234,512    366,743
 Cash and cash equivalents at end of year          $    70,137 $1,008,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                         $     -     $    1,618
  Income Taxes                                           -          -
Non-cash financing activity:
  Conversion of note payable into common stock     $   171,756 $    -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001  Commission File No: 0-6933

Notes & Comments:

       (1)Significant Accounting Policies

       The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

       The condensed financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in our opinion, necessary for a fair presentation of results for the interim period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-KSB.

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   March 31,    December 31,
                                     2001           2000

       Raw materials              $  365,813    $  392,686
       Work-in-process                37,048        20,453
       Finished goods                 39,969        47,481


                                  $  442,830    $  460,620

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001    Commission File:  0-6933


Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

               Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2001    Commission File:  0-6933

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The statements contained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Report on Form 10-QSB that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-QSB and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-KSB for such period.

We design and supply fibre channel hardware and software products used to build storage area networks (SANs). SANs enhance and simplify the centralized management and sharing of storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel RAID disk arrays and management software for the deployment of SAN solutions. We supplement our own fibre channel product offerings by reselling fibre channel SAN hardware and software solutions from leading manufacturers. We also offer SAN design, integration, and implementation services to value-added resellers (VARs) and end-users.

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File: 0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Comparison of the quarter ended March 31, 2001 and the quarter ended April 1, 2000

Our revenues were $417,000 for the quarter ended March 31, 2001 and $655,000 for the quarter ended April 1, 2000. Revenues for the three months ended March 31, 2001 decreased 36% compared to revenues for the same three months in the prior year due to decreased disk array product sales and related service revenues, which was partially offset by growth in sales of our fibre channel connectivity products. The decrease in revenues from sales of our disk array products and related services was due primarily to the impact of a slowing economy in the first quarter of fiscal 2001 which resulted in purchase decisions being postponed by prospective customers. We also experience large fluctuations in quarter to quarter revenues because our revenue base is small and revenue from a disk array sale to a single customer is usually large, with a long sales cycle. Therefore, a delay of any given disk array sale from one quarter to the next quarter can have a significant impact on revenues from quarter to quarter.

Gross profit rate was 45% of sales for both the three months ended March 31, 2001 and for the three months ended April 1, 2000.

Operating expenses for the three months ended March 31, 2001 decreased by 18% in comparison to operating expenses for the comparable three months of the prior year. This reduction in operating expenses was primarily because our selling expenses for the three months ended March 31, 2001 decreased by 27% compared to the amount of these expenses in the first quarter of fiscal 2000.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001     Commission File: 0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest expense increased by 50% for the three months ended March 31, 2001 compared to the three months ended April 1, 2000. This increase in interest expense was primarily due to funds borrowed in 2000. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in August and September 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During the fourth quarter of 2000, we amended our revolving credit facility to increase the amount we are allowed to borrow to $1,050,000, which is the maximum amount that may be outstanding at any one time. On March 31, 2001, the balance of our revolving credit facility was $1,039,000. During the first quarter of 2001, we borrowed $50,000 in exchange for, among other things, our issuance of a 12% promissory note.

Extraordinary income for the first quarter of fiscal 2000 was recorded as a result of some of our creditors agreeing to accept partial cash payments in full satisfaction of liabilities owed to these creditors. There was no extraordinary income in the first quarter of fiscal 2001.

Total comprehensive net loss for the first quarter of fiscal 2001 was $496,000, or $0.05 per share, as compared with $369,000, or $0.04 per share, for the first quarter of fiscal 2000.

In the first quarter of 2001, Correllus International, one of our lenders, converted its Series 1 Bridge Financing Note($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 22,212 shares of our common stock.

Inflation

We did not experience any material adverse effects in the first quarter of 2000 or in the first quarter of 2001 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last five consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to our ability to

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001    Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

generate revenues in significantly greater amounts than in the past two fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations.

Management has been active in trying to establish new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. We cannot give any assurances that the actions taken to date will increase revenues or raise additional capital.

Requirements

Depending upon the market value of shares of our common stock, any additional financing that we obtain through the sale of common stock under our common stock purchase agreement we entered into in 2000 or cash that we may receive from the exercise of outstanding warrants may be used to repay and prepay debt and for working capital purposes to fund our continuing operations including research and development and sales and marketing expenses.

During the first quarter of 2000, we borrowed $2,000,000 in cash in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in August and September 2000. We received net proceeds equal to $1,737,900 as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to their respective maturity dates. Since their respective maturity dates, interest is accruing at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at a weighted average per share price of approximately $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants, we owe premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the lenders do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then the lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2001   Commission File: 0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share.

Resources

Our cash and marketable securities were $70,000 and $235,000 at March 31, 2001 and December 31, 2000, respectively. Working capital was a deficit of $6,334,000 and $5,818,000 at March 31, 2001 and at December 31, 2000, respectively. The increase in working capital deficit was primarily due to the loss for the first quarter of 2001. During 2000, we did not expend any funds for capital equipment. During fiscal 2001, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility under which we may borrow up to $1,050,000. At March 31, 2001 we had a balance of $1,039,900 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2001    Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

We need additional capital and additional financing may not be available. We currently anticipate that, if we can draw the maximum amount under the equity drawdown facility, then, our available cash resources combined with the maximum drawdown under the equity draw down facility will be sufficient to meet our anticipated working capital and capital expenditure requirements through at least the next 24 months. However, if our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness is not adequate to finance our operations for our current activities and foreseeable future. Currently, we have reduced our cash burn rate to approximately $100,000 per month at the current sales levels. For each 10 percent reduction in sales, our cash burn rate would increase by approximately $9,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $9,000 per month. In order to drawdown the minimum amount of $250,000, the average daily trading volume for the 45 trading days prior to our drawdown notice multiplied by the average of the volume-weighted average daily prices of our common stock for the 22 trading days prior to the notice would have to equal or exceed $56,819. At the present sales levels and current expense levels, if we are able to draw, the minimum drawdown of $250,000 would be adequate to meet our anticipated working capital and capital expenditure requirements for approximately an additional two and a half months. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described in Exhibit 99 to the Form
10-KSB. In addition, business and economic conditions may not make it feasible to draw down under the facility at every opportunity, and drawdowns are available only every 22 trading days. We are actively pursuing raising additional capital but our ability to raise investment capital during the term of the common stock purchase agreement is restricted with regard to under market offerings, and if we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we may not be able to meet our anticipated working capital.

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2001    Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

If we are not successful in raising additional capital or increasing our sales to adequate levels, we will not be able to continue our current operations and there is substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in raising such additional capital at all or on terms commercially acceptable to us or our shareholders.

In addition, the sale of equitable securities could result in the dilution of the percentage ownership of existing shareholders and could also adversely affect the market price of our common stock.

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001    Commission File:  0-6933


Part II.			OTHER INFORMATION

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

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File:  0-6933



Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits


                                EXHIBIT INDEX



The following exhibits are filed herewith or incorporated by reference herein.

Exhibit

2.1	Reorganization Plan of Cambex Corporation dated March 17, 1998
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File:  0-6933

Item 6. Exhibit Index (continued)

4.4	Amendment to Registration Rights Agreement between the Company and
Thumberland Limited dated as of November 8, 2000 (included as Exhibit
4.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference).

10.1	Employment Agreement between Joseph F. Kruy and the Company,
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

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.21	Common Stock Purchase Warrant in favor of SovCap Equity Partners,
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

10.28 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000 (included as Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.29 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2001   Commission File:  0-6933



Item 6. Exhibits and Reports on Form 8-K (continued)


 (b) Reports on Form 8-K

     On January 10, 2001, we filed a report on Form 8-K disclosing a change in our certifying accountants.

                              FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  March 31, 2001   Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President




By:    /s/    Peter J. Kruy

              Peter J. Kruy
              Chief Financial Officer




Dated:        May 15, 2001