Form 10QSB
period 2001-06-30
CAMBEX CORP
filed 2001-08-10
CIK 16590

FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549


                     Quarterly Report Under Section 13 Or 15(d)
                       Of The Securities Exchange Act Of 1934



                      For the Quarter Ended:   June 30, 2001
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

Class                                 Outstanding as of June 30, 2001

Common                                           9,939,480 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2001 AND DECEMBER 31, 2000

                                      ASSETS

                                                   JUNE 30,    DECEMBER 31,
                                                     2001           2000


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $    43,565   $   234,512

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2001 and $58,000 in 2000                      328,841       322,888


   INVENTORIES                                      417,572       460,620

   PREPAID EXPENSES                                  55,185        67,301

      TOTAL CURRENT ASSETS                      $   845,163   $ 1,085,321

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,817,604   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,746,831     3,721,481

 NET PROPERTY AND EQUIPMENT                     $    70,773   $    96,123

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   427,975   $   476,886
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   465,805   $   514,716

  TOTAL ASSETS                                  $ 1,381,741   $ 1,696,160

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 2001 AND DECEMBER 31, 2000

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                   JUNE 30,     DECEMBER 31,
                                                    2001             2000

CURRENT LIABILITIES:
LOAN AGREEMENT                                $   1,047,805  $   1,032,443
NOTES PAYABLE                                     2,650,000      2,500,000
ACCOUNTS PAYABLE                                    685,170        584,726
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,169,472      1,692,733
ACCRUED EXPENSES                                  1,071,312        853,042

 TOTAL CURRENT LIABILITIES                    $   7,863,759  $   6,902,944

LONG TERM DEBT                                $   1,273,730  $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                       547,341      1,044,560
DEFERRED REVENUE                                       -              -

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -11,484,738 shares in 2001, and
  11,287,847 shares in 2000                   $   1,148,474  $   1,128,785
CAPITAL IN EXCESS OF PAR VALUE                   16,192,802     16,024,049
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,465        102,465
RETAINED EARNINGS (DEFICIT)                     (24,857,859)   (23,903,407)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2001,and
      1,537,980 in 2000                            (888,971)      (876,966)

TOTAL STOCKHOLDERS' INVESTMENT                $  (8,303,089) $  (7,525,074)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,381,741  $   1,696,160

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000


                               For the Quarter Ended  For the Six Months Ended

                                   June 30,    July 1,    June 30,     July 1,
                                     2001       2000        2001        2000


REVENUES                          $ 466,978 $  402,387 $  883,920 $ 1,057,415
COST OF SALES                       225,624    196,182    453,740     557,676

Gross profit                      $ 241,354 $  206,205 $  430,180 $   499,739

OPERATING EXPENSES:
   Research and development       $ 277,130 $  338,927 $  568,694 $   690,713
   Selling                          133,166    315,947    279,688     517,697
   General and administrative       152,861    100,350    267,250     223,598
   Total operating expenses       $ 563,157 $  755,224 $1,115,632 $ 1,432,008

OPERATING INCOME (LOSS)           $(321,803)$ (549,019)$ (685,452)$  (932,269)

OTHER INCOME (EXPENSE):
    Interest expense               (137,000)   (89,000)  (269,000)   (177,079)
    Interest income                    -          -          -           -
    Other income (expense)             -          -          -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS         $(458,803)$ (638,019)$ (954,452)$(1,109,348)
   Provision for income taxes          -           -         -           -
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS              $(458,803)$ (638,019)$ (954,452)$(1,109,348)
  Extraordinary Items                  -          -          -        102,406
NET INCOME (LOSS)                 $(458,803)$ (638,019)$ (954,452)$(1,006,942)
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
 Foreign Currency
  translation Adjustments              -          -          -           -
OTHER COMPREHENSIVE INCOME        $    -    $     -    $     -    $      -
TOTAL COMPREHENSIVE INCOME (LOSS) $(458,803)$ (638,019)$ (954,452)$(1,006,942)

INCOME(LOSS)PER COMMON SHARE      $   (0.05)$    (0.07)$    (0.10)$     (0.10)

Weighted Average Common Shares
 Outstanding                      9,900,000  9,680,000  9,845,000   9,640,000
Weighted Average Common and Common
 Equivalent Shares Outstanding    9,900,000 10,390,000  9,845,000  10,390,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury

BALANCE AT
 JANUARY 1, 2000       $1,107,623 $15,970,199 $101,989 $(21,931,920)$(854,766)

ADD:
Net loss               $     -    $      -    $   -    $( 1,006,942)$    -
Exercise of employee
 stock options                800         160     -            -         -
Stock Purchase Plan Shares  8,539       1,707     -            -         -
Exercise of warrants       10,000      12,200     -            -         -
Purchase of shares for
 the treasury                -           -        -            -      (22,200)

BALANCE AT
 JULY 1, 2000          $1,126,962 $15,984,266 $101,989 $(22,938,862)$(876,966)


BALANCE AT
 JANUARY 1, 2001       $1,128,785 $16,024,049 $102,465 $(23,903,407)$(876,966)

ADD:
Net loss               $     -    $      -    $   -    $(   954,452)$    -
Purchase of shares for
 the treasury                -           -        -            -      (12,005)
Conversion of note payable 19,439     164,322     -            -         -
Issuance of warrants         -          1,400     -            -         -
Issuance of common stock      250       3,031     -            -         -

BALANCE AT
 JUNE 30, 2001         $1,148,474 $16,192,802 $102,465 $(24,857,859)$(888,971)

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

	                                               Six Months Ended
                                                    June 30,      July 1,
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(  954,452)$(1,006,942)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    25,350 $    41,146
 Amortization of prepaid expenses                        7,225       7,210
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable        (    5,953)     53,154
  Decrease(increase)in inventory                        43,048      87,281
  Decrease(increase)in prepaid expenses                  4,891  (    5,264)
  Increase(decrease)in accounts payable                100,444  (    8,750)
  Increase(decrease)in obligations
   for trade-in memory                                    -     (   46,250)
  Increase(decrease)in accrued expenses                218,270      64,530
  Increase(decrease)in other liabilities            (   20,480) (  428,114)
     Total adjustments                             $   372,795 $(  235,057)
Net cash provided by(used in) operating activities $(  581,657)$(1,241,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $     -
 Net cash provided by(used in)investing activities $      -    $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   150,000 $ 1,737,940
 Proceeds from sale of common stock and warrants       188,442      33,406
 Purchase of common stock for the treasury          (   12,005) (   22,200)
 Decrease in deferred offering costs                    48,911       -
 Net borrowings (repayments)under loan agreement        15,362  (  302,429)
 Net cash provided by
 (used in) financing activities                    $   390,710 $ 1,446,717
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $(  190,947)$   204,718
 Cash and cash equivalents at beginning of year        234,512     366,743
 Cash and cash equivalents at end of year          $    43,565 $   571,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                         $     -     $   11,618
  Income Taxes                                           -          -
Non-cash financing activity:
  Conversion of note payable into common stock     $   183,761 $    -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001  Commission File No: 0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30,    December 31,
                                     2001           2000

       Raw materials              $  325,964    $  392,686
       Work-in-process                56,249        20,453
       Finished goods                 35,359        47,481


                                  $  417,572    $  460,620

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933



Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

               Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001   Commission File: 0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Comparison of the quarter ended June 30, 2001 and the quarter ended July 1, 2000

Our revenues were $467,000 for the quarter ended June 30, 2001 and $402,000 for the quarter ended July 1, 2000. Revenues for the three months ended June 30, 2001 increased 16% compared to revenues for the same three months in the prior year due to growth in sales of our fibre channel connectivity products by approximately 85% to approximately 80% of total revenues in the second quarter of fiscal 2001, more than offsetting decreases in service revenues.

Gross profit rate was 52% of sales for the three months ended
June 30, 2001 and 51% for the three months ended July 1, 2000.

Operating expenses for the three months ended June 30, 2001 decreased by 25% in comparison to operating expenses for the comparable three months of the prior year. Research and development expenses for the three months ended June 30, 2001 decreased by 18% compared to the amount of these expenses in the second quarter of fiscal 2000 due to decreases in contract services. Selling expenses for the three months ended June 30, 2001 decreased by 58% compared to the amount of these expenses in the second quarter of fiscal 2000 due to decreases in headcount and related expenses. General and administrative expenses increased by 58% for the three months ended June 30, 2001 compared to the three months ended July 1, 2001 due to increased legal expenses relating to registering shares of common stock under the Securities Act of 1933.

Interest expense increased by 54% for the three months ended June 30, 2001 compared to the three months ended July 1, 2000. This increase in interest expense was primarily due to funds borrowed in 2000. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in August and September 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During 2001, we borrowed $350,000 in exchange for, among other things, our issuance of 12% promissory notes. The borrowings which led to the 54% interest expense increase were necessary to finance the development of new products and the establishment of the sales and marketing infrastructure for the distribution of such products and for working capital purposes.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001     Commission File: 0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Total comprehensive net loss for the second quarter of fiscal
2001 was $459,000, or $0.05 per share, as compared with $638,000, or $0.07 per share, for the second quarter of fiscal 2000.

In the second quarter of 2001, one of the Sovereign Lenders exercised a repricing warrant and received 90,566 shares of our common stock.

Inflation

We did not experience any material adverse effects in the second quarter of 2000 or in the second quarter of 2001 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last five consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to our ability to generate revenues in significantly greater amounts than in the past two fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management has been active in establishing new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. Management has also been active in trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues or raise additional capital.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933


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

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001   Commission File: 0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Resources

Our cash and marketable securities were $44,000 and $235,000 at June 30, 2001 and December 31, 2000, respectively. Working capital was a deficit of $7,019,000 and $5,818,000 at June 30, 2001 and at December 31, 2000, respectively. The increase in working capital deficit was primarily due to the loss for the first six months of 2001. During 2000, we did not expend any funds for capital equipment. During fiscal 2001, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility under which we may borrow up to $1,050,000. At June 30, 2001 we had a balance of $1,048,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000. We filed registration statements on Form SB-2 with the Securities and Exchange Commission registering 4,981,542 shares issuable in connection with the bridge loan financing from the Sovereign Lenders and the purchase agreement with Thumberland. Those registration statements were declared effective on November 7, 2000 and December 22, 2000. Pursuant to Securities and Exchange Commission comments, we filed a post-effective amendment on Form SB-2 in the second quarter of 2001.

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

We need additional capital and additional financing may not be available. If our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement with Thumberland Limited. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness is not adequate to finance our operations for our current activities and foreseeable future. Currently, we have reduced our cash burn rate to approximately $100,000 per month at the current sales levels. For each 10 percent reduction in sales, our cash burn rate would increase by approximately $9,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $9,000 per month. However, if circumstances change and we become able to draw the maximum amount under the equity drawdown facility, then, our available cash resources combined with the maximum drawdown under the equity draw down facility would be sufficient to meet our anticipated working capital and capital expenditure requirements through at least the next 24 months. In order to drawdown the minimum amount of $250,000 under our equity drawdown facility, the average daily trading volume for the 45 trading days prior to our drawdown notice multiplied by the average of the volume-weighted average daily prices of our common stock for the 22 trading days prior to the notice would have to equal or exceed $56,819. For example, if the average volume-weighted average daily price of our common stock was $1.00 and the average daily trading volume for the 45 days prior to our drawdown notice was 56,819, we would be able to draw down the minimum amount of $250,000. The closing price for our common stock on June 29, 2001 was $0.44 per share and the average daily trading volume for the 45 days preceding June 29, 2001 was 8,062 shares which is not sufficient to allow us to be able draw down the minimum amount of $250,000. At the present sales levels and current expense levels, if we are able to draw, the minimum drawdown of $250,000 would be adequate to meet our anticipated working capital and capital expenditure requirements for approximately two and a half months. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described in this prospectus. In addition, business and economic conditions may not make it feasible to draw down under the facility at every opportunity, and drawdowns are available only every 22 trading days. We are actively pursuing

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

raising additional capital but our ability to raise investment capital during the term of the common stock purchase agreement is restricted with regard to under market offerings, and if we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we may not be able to meet our anticipated working capital requirements.

We are attempting to raise additional capital to cover the burn rate not covered by incremental gross profit. This amount is dependent upon sales. If sales do not increase or capital cannot be raised to cover the current burn rate, we intend to reduce operating expenses as much as practicable to continue operations until balance is established.

If we are not successful in raising additional capital or increasing our sales to adequate levels, we will not be able to continue our current operations and there is substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in raising such additional capital at all or on terms commercially acceptable to us or our shareholders.

In addition, the sale of equity securities could result in the dilution of the percentage ownership of existing shareholders and could also adversely affect the market price of our common stock.

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001    Commission File:  0-6933


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


For The Quarter Ended:  June 30, 2001   Commission File:  0-6933



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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001   Commission File:  0-6933

Item 6. Exhibit Index (continued)

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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001   Commission File:  0-6933

Item 6. Exhibit Index (continued)

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


For The Quarter Ended:  June 30, 2001   Commission File:  0-6933

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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:  June 30, 2001   Commission File:  0-6933



Item 6. Exhibits and Reports on Form 8-K (continued)


 (b) Reports on Form 8-K

     None.

                       FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended:   June 30, 2001   Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        August 10, 2001