Form 10QSB
period 2001-09-29
CAMBEX CORP
filed 2001-11-13
CIK 16590

FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                        Quarterly Report Under Section 13 Or 15(d)
                          of The Securities Exchange Act Of 1934



For the Quarter Ended: September 29, 2001       Commission File No: 0-6933



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

Class                                 Outstanding as of September 29, 2001

Common                                           9,939,480 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                                      ASSETS

                                               SEPTEMBER 29,   DECEMBER 31,
                                                     2001           2000


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   236,296   $   234,512

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2001 and $58,000 in 2000                      298,451       322,888


   INVENTORIES                                      429,140       460,620

   PREPAID EXPENSES                                  57,669        67,301

      TOTAL CURRENT ASSETS                      $ 1,021,556   $ 1,085,321

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,817,604   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,759,506     3,721,481

 NET PROPERTY AND EQUIPMENT                     $    58,098   $    96,123

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   427,975   $   476,886
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   465,805   $   514,716

  TOTAL ASSETS                                  $ 1,545,459   $ 1,696,160

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              SEPTEMBER 29,     DECEMBER 31,
                                                    2001             2000

CURRENT LIABILITIES:
LOAN AGREEMENT                                $   1,032,066  $   1,032,443
NOTES PAYABLE                                     2,850,000      2,500,000
ACCOUNTS PAYABLE                                    791,125        584,726
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,398,466      1,692,733
ACCRUED EXPENSES                                  1,190,437        853,042

 TOTAL CURRENT LIABILITIES                    $   8,502,094  $   6,902,944

LONG TERM DEBT                                $   1,273,730  $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                       317,121      1,044,560
DEFERRED REVENUE                                       -              -

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -11,484,738 shares in 2001, and
  11,287,847 shares in 2000                   $   1,148,474  $   1,128,785
CAPITAL IN EXCESS OF PAR VALUE                   16,192,802     16,024,049
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,465        102,465
RETAINED EARNINGS (DEFICIT)                     (25,102,256)   (23,903,407)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2001,and
      1,537,980 in 2000                            (888,971)      (876,966)

TOTAL STOCKHOLDERS' INVESTMENT                $  (8,547,486) $  (7,525,074)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,545,459  $   1,696,160

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000


                             For the Quarter Ended  For the Nine Months Ended

                                   Sept. 29,  Sept. 30,  Sept. 29,  Sept. 30,
                                     2001       2000        2001       2000


REVENUES                         $ 504,264 $ 700,905 $ 1,388,184 $ 1,758,320
COST OF SALES                      225,996   330,458     679,736     888,134

Gross profit                     $ 278,268 $ 370,447 $   708,448 $   870,186

OPERATING EXPENSES:
   Research and development      $ 222,235 $ 421,149 $   790,929 $ 1,111,862
   Selling                          79,210   250,196     358,898     767,893
   General and administrative       78,220   116,512     345,470     340,110
   Total operating expenses      $ 379,665 $ 787,857 $ 1,495,297 $ 2,219,865

OPERATING INCOME (LOSS)          $(101,397)$(417,410)$  (786,849)$(1,349,679)

OTHER INCOME (EXPENSE):
    Interest expense              (143,000)  (99,000)   (412,000)   (276,079)
    Interest income                   -         -           -           -
    Other income (expense)            -         -           -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS        $(244,397)$(516,410)$(1,198,849)$(1,625,758)
   Provision for income taxes         -         -           -           -
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS             $(244,397)$(516,410)$(1,198,849)$(1,625,758)
  Extraordinary Items                 -         -           -        102,406
NET INCOME (LOSS)                $(244,397)$(516,410)$(1,198,849)$(1,523,352)
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
 Foreign Currency
  translation Adjustments             -         -           -           -
OTHER COMPREHENSIVE INCOME       $    -    $    -    $      -    $      -
TOTAL COMPREHENSIVE INCOME (LOSS)$(244,397)$(516,410)$(1,198,849)$(1,523,352)

INCOME(LOSS)PER COMMON SHARE     $   (0.02)$   (0.05)$     (0.12)$     (0.16)

Weighted Average Common Shares
 Outstanding                     9,940,000  9,730,000   9,875,000   9,660,000
Weighted Average Common and Common
 Equivalent Shares Outstanding   9,940,000 10,390,000   9,875,000  10,390,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury

BALANCE AT
 JANUARY 1, 2000       $1,107,623 $15,970,199 $101,989$(21,931,920)$(854,766)

ADD:
Net loss               $     -    $      -    $   -   $( 1,523,352)$    -
Exercise of employee
 stock options                800         160     -           -         -
Stock Purchase Plan Shares  8,539       1,707     -           -         -
Exercise of warrants       10,000      12,200     -           -         -
Purchase of shares for
 the treasury                -           -        -           -      (22,200)

BALANCE AT
 September 30, 2000    $1,126,962 $15,984,266 $101,989 (23,455,272)$(876,966)


BALANCE AT
 JANUARY 1, 2001       $1,128,785 $16,024,049 $102,465 (23,903,407)$(876,966)

ADD:
Net loss               $     -    $      -    $   -   $( 1,198,849)$    -
Purchase of shares for
 the treasury                -           -        -           -      (12,005)
Conversion of note payable 19,439     164,322     -           -         -
Issuance of warrants         -          1,400     -           -         -
Issuance of common stock      250       3,031     -           -         -

BALANCE AT
 SEPTEMBER 29, 2001    $1,148,474 $16,192,802 $102,465 (25,102,256)$(888,971)

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

	                                               Nine Months Ended
                                                 September 29, September 30,
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(1,198,849)$(1,523,352)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    38,025 $    61,717
 Amortization of prepaid expenses                        7,225       7,210
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable            24,437  (  165,765)
  Decrease(increase)in inventory                        31,480     156,875
  Decrease(increase)in prepaid expenses                  2,407  (    4,513)
  Increase(decrease)in accounts payable                206,399      54,156
  Increase(decrease)in obligations
   for trade-in memory                                    -     (   46,250)
  Increase(decrease)in accrued expenses                337,395      87,057
  Increase(decrease)in deferred revenue                   -     (  100,116)
  Increase(decrease)in other liabilities            (   21,706) (  504,175)
     Total adjustments                             $   625,662 $(  453,804)
Net cash provided by(used in) operating activities $(  573,187)$(1,977,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $     -
 Net cash provided by(used in)investing activities $      -    $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   350,000 $ 1,737,940
 Proceeds from sale of common stock and warrants       188,442      33,406
 Purchase of common stock for the treasury          (   12,005) (   22,200)
 Decrease in deferred offering costs                    48,911       -
 Net borrowings (repayments)under loan agreement    (      377)     17,058
 Net cash provided by
 (used in) financing activities                    $   574,971 $ 1,766,204
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $     1,784 $(  210,952)
 Cash and cash equivalents at beginning of year        234,512     366,743
 Cash and cash equivalents at end of period        $   236,296 $   155,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                         $    50,000 $   67,618
  Income Taxes                                           -          -
Non-cash financing activity:
  Conversion of note payable into common stock     $   183,761 $    -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    September 29,    December 31,
                                       2001             2000

       Raw materials              $  341,147       $  392,686
       Work-in-process                51,705           20,453
       Finished goods                 36,288           47,481


                                  $  429,140       $  460,620

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933



Notes & Comments (Continued):


       (2)    Income and Dividends Per Share

               Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Comparison of the quarter ended September 29, 2001 and the quarter ended September 30, 2000

Our revenues were $504,000 for the quarter ended September 29, 2001 and $701,000 for the quarter ended September 30, 2000. Revenues for the three months ended September 29, 2001 decreased 28% compared to revenues for the same three months in the prior year due to decreases of approximately 61% in service revenues more than offsetting the growth in sales of our fibre channel connectivity products by approximately 2% to approximately 87% of total revenues in the third quarter of fiscal 2001.

Gross profit rate was 55% of sales for the three months ended
September 29, 2001 and 53% for the three months ended September
30, 2000.

Operating expenses for the three months ended September 29, 2001 decreased by 52% in comparison to operating expenses for the comparable three months of the prior year. Research and development expenses for the three months ended September 29, 2001 decreased by 47% compared to the amount of these expenses in the third quarter of fiscal 2000 due to decreases in contract services. Selling expenses for the three months ended September 29, 2001 decreased by 68% compared to the amount of these expenses in the third quarter of fiscal 2000 due to decreases in headcount and related expenses. General and administrative expenses decreased by 33% for the three months ended September 29, 2001 compared to the three months ended September 30, 2000 due to legal expenses relating to registering shares of common stock under the Securities Act of 1933 incurred in the third quarter of fiscal 2000.

Interest expense increased by 44% for the three months ended September 29, 2001 compared to the three months ended September 30, 2000. This increase in interest expense was primarily due to funds borrowed in 2000. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in August and September 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During 2001, we borrowed $350,000 in exchange for, among other things, our issuance of 12% promissory notes. The borrowings which led to the 44% interest expense

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

increase were necessary to finance the development of new products and the establishment of the sales and marketing infrastructure for the distribution of such products and for working capital purposes.

Total comprehensive net loss for the third quarter of fiscal 2001 was $224,000, or $0.02 per share, as compared with $516,000, or $0.05 per share, for the third quarter of fiscal 2000.

Inflation

We did not experience any material adverse effects in the third quarter of 2000 or in the third quarter of 2001 due to general inflation.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933


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

                             FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Resources

Our cash and marketable securities were $236,000 and $235,000 at September 29, 2001 and December 31, 2000, respectively. Working capital was a deficit of $7,481,000 and $5,818,000 at September 29, 2001 and at December 31, 2000, respectively. The increase in working capital deficit was primarily due to the loss for the first nine months of 2001. During 2000, we did not expend any funds for capital equipment. During fiscal 2001, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility under which we may borrow up to $1,050,000. At September 29, 2001 we had a balance of $1,032,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000. We filed registration statements on Form SB-2 with the Securities and Exchange Commission registering 4,981,542 shares issuable in connection with the bridge loan financing from the Sovereign Lenders and the purchase agreement with Thumberland. Those registration statements were declared effective on November 7, 2000 and December 22, 2000. Pursuant to Securities and Exchange Commission comments, we filed a post-effective amendment on Form SB-2 in the second quarter of 2001 and plan to file an additional

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

amendment after the consummation of the transaction referred to in Part III. Item 6(b).

We need additional capital and additional financing may not be available. If our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement with Thumberland Limited. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness is not adequate to finance our operations for our current activities and foreseeable future. Currently, we have reduced our cash burn rate to approximately $40,000 per month at the current sales levels. For each 10 percent reduction in sales, our cash burn rate would increase by approximately $10,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $10,000 per month. However, if circumstances change and we become able to draw the maximum amount under the equity drawdown facility, then, our available cash resources combined with the maximum drawdown under the equity draw down facility would be sufficient to meet our anticipated working capital and capital expenditure requirements through at least the next 24 months. In order to drawdown the minimum amount of $250,000 under our equity drawdown facility, the average daily trading volume for the 45 trading days prior to our drawdown notice multiplied by the average of the volume-weighted average daily prices of our common stock for the 22 trading days prior to the notice would have to equal or exceed $56,819. For example, if the average volume-weighted average daily price of our common stock was $1.00 and the average daily trading volume for the 45 days prior to our drawdown notice was 56,819, we would be able to draw down the minimum amount of $250,000. The closing price for our common stock on September 28, 2001 was $0.24 per share and the average daily trading volume for the 45 days preceding September 28, 2001 was 6,282 shares which is not sufficient to allow us to be able draw down the minimum amount of $250,000. At the present sales levels and current expense levels, if we are able to draw, the minimum drawdown of $250,000 would be adequate to meet our anticipated working capital and capital expenditure requirements for approximately six months. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described in this prospectus. In addition, business and economic conditions may not make it feasible to draw

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933



Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits


                                EXHIBIT INDEX



The following exhibits are filed herewith or incorporated by reference herein.

Exhibit

3.1	Restated Articles of Organization of Cambex Corporation (included as
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.2	Incentive Bonus Plan (included as Exhibit 10.2 to the Company's
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

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.22	Common Stock Purchase Agreement between the Company and
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

99.1 Press Release dated November 7, 2001 (included as Exhibit 99 to the Company's Report on Form 8-K filed on November 7, 2001 and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933



Item 6. Exhibits and Reports on Form 8-K (continued)


 (b) Reports on Form 8-K

     On November 7, 2001, we filed a Report on Form 8-K disclosing that we have entered into a letter of intent with Super PC Memory, Inc., a privately-held company, pursuant to which Super PC Memory would become a wholly-owned subsidiary of Cambex Corporation. The transaction is subject to completion of a definitive agreement and approval by their respective Boards of Directors and the satisfactory completion of due diligence and other conditions.

                       FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 29,2001 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        November 13, 2001