Form 10KSB
period 2001-12-31
CAMBEX CORP
filed 2002-04-02
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

             For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year. $1,855,011

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 25, 2002 was $5,359,730 based on the closing price of the common stock on that date.

Indicate by check mark if issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X_   No __

The number of shares of Cambex Corporation's common stock outstanding as of March 25, 2002: 10,499,480.

                                    PART I

                              Item 1.  Business.

Overview

Cambex Corporation is a designer and supplier of fibre channel hardware and software products used to build storage area networks (SANs). SANs enhance and simplify the management and sharing of storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, RAID disk arrays and management software for the deployment of SAN solutions. We supplement our own SAN product offerings by reselling fibre channel hardware and software solutions from leading manufacturers.

We were organized as a corporation in Massachusetts in 1968. Our principal executive offices are located at 360 Second Avenue, Waltham, Massachusetts.

We offer Cambex branded fibre channel connectivity products consisting of host bus adapters and hubs for the SAN market. A host bus adapter provides fibre channel connectivity between a computer workstation or server and a SAN. Our proprietary driver software incorporates features that enhance and simplify SAN device integration and provide high availability. Our fibre channel hubs enable users to easily create SANs by simplifying cabling and allowing servers and storage to be non-disruptively added or removed from the SAN.

We offer Cambex branded fibre channel RAID (redundant array of inexpensive disk) disk arrays that allow users to store large amounts of online information in a SAN environment. RAID systems allocate data simultaneously across multiple hard disk drives increasing system performance and ensuring the integrity of data even in the event of a disk drive failure. In addition, our RAID systems incorporate redundant power, cooling and processing components for additional fault tolerance. Through reseller relationships, we also offer fibre channel disk arrays manufactured by Hitachi Data Systems, tape storage products manufactured by Storage Technology Corporation, and fibre channel switches manufactured by Brocade Communications Corporation.

We sell our SAN products domestically and internationally through OEM, systems integrator, VAR and end-user channels.

                                 Industry Background

In today's information-based economy, a company's stored information is central to the value of the enterprise. The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade. Managing this increase in data is one of the most important challenges for organizations.

The traditional storage architectures are commonly referred to as direct attached and network attached storage. In the direct attached storage architecture, each server is linked to a storage system in close proximity. In the network attached storage architecture, stored data can be accessed over the local area network because the storage device is connected directly to the local area network by a dedicated storage server. Due to the significant volume of data being stored in today's business environment, both of these architectures have become increasingly costly to maintain and expand. As a result, traditional architectures often do not adequately support the requirements of data-intensive enterprises.

In response to the demand for high-speed and high-reliability storage-to-server and server-to-server connectivity, the fibre channel interconnect protocol was developed. Fibre channel is an open, efficient data transport system.

Fibre channel technology has the following capabilities:

      Performance capability of over four gigabits/second;
      Support for distances up to 10 kilometers;
      Scalable networks to thousands of devices;
      Reliable data transmission;
      Interoperability with standard components; and
      Ability to carry multiple existing interface data protocols.

As a result of its broad range of features, many industry analysts consider fibre channel to be the most reliable, scalable, gigabit communications technology for data storage applications. Fibre channel technology can be implemented in a wide variety of applications, including computer clustering, networking, and storage access. To date, the most widely accepted and deployed application for fibre channel technology has been in SANs.

A storage area network is a network of servers and data storage devices. Fibre channel is the enabling technology that has made implementation of a SAN possible. SANs provide an open, scalable platform for storage access in data intensive environments like those used for web hosting, online transaction processing and data warehousing. SANs can be significantly less expensive to maintain and expand than traditional storage architectures because they enable shared, high-speed access to stored data as well as centralized management.

SANs provide the following benefits that address the growing challenges facing businesses:

	Availability: SANs reduce the dependence on a single server to access each storage device. Because SANs use a networked approach, they can be designed with multiple redundant paths to provide more reliable connections and thereby assure availability of data in spite of failures of individual links or components of the system.

	Performance: By using fibre channel technology, SANs support large data block transfers at very high speeds and are therefore very effective for data transfers between storage systems and servers.

	Distance: Fibre channel supports transmission distances in excess of 10 kilometers without loss of speed, which simplifies network configuration and significantly reduces susceptibility to environmental disasters.

	Scalability: By using a networking model, a SAN eliminates the scalability limitations imposed by traditional storage architectures. The network architecture reduces the need to replicate data because all servers can share access to each storage device. In addition, additional storage and computing resources can be added to the SAN when needed.

	Manageability: SANs facilitate the use of centralized management software for monitoring and control.

	Flexibility: SANs provide high-speed connectivity across multiple operating systems, including UNIX, Linux and Windows and can be configured to solve storage management issues.

Components of a SAN

Virtually all SANs use several basic components to make up the network, including the following:

	servers and workstations;
	fibre channel host bus adapters;
	fibre channel hubs and/or switches;
	disk and/or tape storage devices;
	copper or fiber optic cables; and
	management software.

All the components must work together to deliver a functional SAN environment.


                          The Cambex Solution

We are a developer, manufacturer and reseller of hardware and software products that enable users to deploy SANs. We have developed a family of fibre channel host bus adapters, hubs, software, and disk arrays that allow large amounts of online data to be stored and accessed in a high performance, high availability environment. By offering other SAN products, including disk arrays, tape drives and libraries, switches, routers, and software, from other leading manufacturers, we are able to deliver a complete, tested and interoperable SAN solution to our customers. Our objective is to become a leading solution provider for deploying high-speed fibre channel SANs by providing both our internally developed SAN products, as well as the highest quality SAN products available from other vendors.

Products

We believe we offer high quality products with a superior price/performance profile. Our internally developed products include a comprehensive suite of host bus adapters, hubs, disk arrays, and software. We also offer for resale best-in-class SAN products from Hitachi Data Systems, Storage Technology, and Brocade Communications.

Host Bus Adapters

We design, manufacture and sell the FibreQuik family of fibre channel host bus adapters and related device driver software. A host bus adapter is a printed circuit card that plugs into the motherboard of servers and workstations and enables these devices to connect to other fibre channel devices in a SAN. Communication between the host bus adapter and the operating system is regulated by device driver software that is included with the host bus adapter. Our drivers simplify the installation and ensure interoperability between many types of platforms and servers.

Hubs

We design, manufacture and sell an entry-level fibre channel hub targeted at workgroup and small enterprise SAN applications. Our FibreQuik HB2000 provides a cost-effective solution to interconnect servers with storage devices. The FibreQuik hub has been tested in a wide range of demanding, mission-critical network environments. Our hub supports full gigabit data transfer speeds and automatically bypasses failed or unused ports in a SAN. Our flexible design allows customers to add, move or delete storage capacity and Fibre Channel devices on the SAN as needed.

Cambex Disk Arrays

We sell full fibre channel RAID disk arrays that allow users to store large amounts of online information in high availability, high performance environments. The Centurion 2000 FF is our fifth generation disk array and is targeted at enterprises running mission-critical Internet, e-commerce, on-line transaction processing, data warehousing, and multimedia applications. A fully redundant architecture ensures no single point of failure. All critical system components are hot swappable allowing for little or no downtime maintenance. Centurion's building block modularity allows users to start with configurations as small as 18 gigabytes, but with the ability to scale up to 25 terabytes. Centurion Storage Manager, a graphical user interface-based software management and configuration application, allows for single seat management and control of Centurion 2000 FF arrays both locally and remotely.

Software

We develop and sell software designed to provide very high availability for enterprise level, mission-critical SAN deployments. Our Dynamic Path Failover (DPF) software provides full data path redundancy and delivers up to twice the data throughput when accessing storage in a SAN environment. When using DPF, the SAN is constructed to have redundant fibre channel data paths from each server to the storage resources on the SAN. DPF software intelligently monitors the end-to-end integrity of each fibre channel data path and automatically detects a host bus adapter, cable, hub, switch, or RAID controller failure. Upon detection of a path failure, DPF dynamically remaps the storage on the failed path to the active data path. When the network failure is corrected, DPF dynamically remaps the storage to the restored path. The failover/failback sequence is transparent to users and provides high storage availability and performance.

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


                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2000 and 2001, our largest customers include Compaq, StorageTek, FDC Technologies, and EDS.

In the year ended December 31, 2001, our top five customers accounted for approximately 74% of our total net revenues, and, in the year ended December 31, 2000, our top five customers accounted for approximately 45% of our total net revenues. During 2001,two customers, Compaq and StorageTek, accounted for 46% and 16%, respectively, of total revenues.In 2000, these two customers, Compaq and StorageTek, accounted for 18% and 11%, respectively, of total revenues for the year. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

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

Original Equipment Manufacturers (OEMs)

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

                          Manufacturing, Test and Assembly

We outsource the majority of our manufacturing, and we conduct quality assurance, documentation control and certain finish assembly and test operations at our headquarter facility in Waltham, Massachusetts. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in each of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development four years ago. Over the last two fiscal years, our research and development expenses were approximately $1.0 million in 2001, compared to $1.4 million in 2000.

Because the amount of resources available for research and development are limited, we have made the decision to devote all research and development expenditures on memories and storage I/O technologies and products, related software, and on high availability software applications for the SAN market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. We are seeking to hire additional skilled development engineers. Our business, operating results and financial condition could be adversely affected if we encounter delays in hiring needed additional engineers.

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

Our principal competitors in the memory market include the OEM processor manufacturers, Kingston Technologies and Dataram.

Our principal competitors in the fibre channel connectivity product market include Emulex Corporation, QLogic Corporation, and JNI Corporation. Our primary competitors in the disk array market include International Business Machines Corporation, EMC Corporation and Sun Microsystems.

Our principal competitors in the host bus adapter market include Emulex, QLogic, and JNI. Our products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic as well as a number of other companies. In the future, other technologies may evolve to address the applications served by fibre channel today, and because we focus on fibre channel, our business would suffer as a result of competition from such competing technologies.

Some of our OEM and reseller customers could develop products internally that would replace our products. The loss of opportunities to sell our products to any such OEM and reseller customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results and financial condition.

We believe that the principal bases of fibre channel product competition presently include interoperability, reliability, scalability, connectivity, performance and high-availability. Other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors.

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



                                     Employees

At March 25, 2002, we had 75 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.


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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


              Item 5.  Market for Common Equity
                       and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 25, 2002 was 524. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2001 and December 31, 2000:



                                      2001                     2000

                               High        Low          High       Low

       First Quarter           1.56        0.63         9.25       3.00
       Second Quarter          0.75        0.34         5.75       1.56
       Third Quarter           0.37        0.20         2.96       1.50
       Fourth Quarter          1.01        0.16         1.62       0.62




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

Set forth in chronological order is information regarding securities convertible into or exercisable for shares of our common stock issued by Cambex within the past three years:

In November 1998 we entered into a Loan and Security Agreement with B.A. Associates, Inc. which allows us to borrow up to $650,000. In exchange for this revolving loan facility, we issued the lender in a transaction exempt under Section 4(2) of the Securities Act warrants for the purchase of two shares of common stock for each dollar it committed to loan to us. The exercise price of these warrants to purchase 1,300,000 shares of common stock is $0.22 per share. In November 2000, the agreement with B.A. Associates was amended to increase the amount we can borrow to $1,000,000. In exchange for this $350,000 increased commitment, we agreed to issue the lender a warrant to purchase one share of common stock for each additional dollar it committed to loan to us. The exercise price of this warrant to purchase 350,000 shares of common stock is $1.25 per share. In December 2000, the agreement with B.A. Associates was amended to increase the amount we can borrow to $1,050,000. In exchange for this $50,000 increased commitment, we agreed to issue the lender a warrant to purchase one share of common stock for each additional dollar it committed to loan to us. The exercise price of this warrant to purchase 50,000 shares of common stock is $1.25 per share.

From June 1, 1999 through August 18, 1999, we borrowed $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes in a transaction exempt under Section 4(2) of the Securities Act. During this time period Joseph F. Kruy loaned us $100,000, and Richard E. Calvert and H. Terry Snowday, Jr. each loaned us $55,000 of the total amount that we borrowed. In addition to the notes, each of the holders received a stock purchase warrant entitling the holder to purchase one share of common stock for each dollar loaned to us. The exercise price of these warrants to purchase 210,000 shares of common stock is $0.50.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Under these Loan and Security Agreements, the individuals, who are all accredited investors, received in a transaction exempt under Section 4(2) of the Securities Act warrants to purchase up to two shares of common stock for each dollar loaned to us. The exercise price of these warrants to purchase 1,100,000 shares of common stock is $2.00 per share. In November 2000, we amended the Loan and Security Agreements to expand the date the loans are due. The individuals, in a transaction exempt under Section 4(2) of the Securities Act, received warrants to purchase 616,000 shares of common stock at an exercise price of $1.25 per share.

In March through May 2001 we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert and entered into Loan and Security Agreements with Messrs. Kruy and Calvert, under which they received in a transaction exempt under Section 4(2) of the Securities Act warrants to purchase up to two shares of common stock for each dollar loaned to us. The exercise price of these warrants to purchase 700,000 shares of common stock is $0.50 per share. In July through September 2001 we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert and entered into Loan and Security Agreements with Messrs. Kruy and Calvert, under which they received in a transaction exempt under Section 4(2) of the Securities Act warrants to purchase up to one share of common stock for each dollar loaned to us. The exercise price of these warrants to purchase 200,000 shares of common stock is $0.25 per share.

The Sovereign Lenders, B.A. Associates, Inc., Joseph F. Kruy, Philip C. Hankins, Richard E. Calvert and H. Terry Snowday, Jr. are all accredited investors and have provided us written representations to that effect.

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

Comparison of fiscal years 2001 and 2000

Our revenues were $1,855,000 and $2,400,000 for 2001 and 2000, respectively. Revenues for 2001 decreased 23% compared to revenues for the prior year due primarily to decreases of approximately 63% in service revenues from $620,000 in 2000 to $232,000 in 2001.

Gross profit rate was 52% of sales in 2001, compared to 53% of sales in 2000.

Operating expenses in 2001 decreased by 33% in comparison to operating expenses in the prior year. Research and development expenses in 2001 decreased by 24% compared to the amount of these expenses in 2000 due to decreases in contract services. Selling expenses in 2001 decreased by 55% compared to the amount of these expenses in 2000 due to decreases in headcount and related expenses. General and administrative expenses decreased by 10% compared to the amount of these expenses in 2000.

Interest expense decreased by 45% in 2001 compared to 2000. This decrease in 2001 was primarily due to the recording of $607,000 of penalties and premiums relating to the Series 1 bridge financing notes in 2000. We did not incur a similar penalty or premium in 2001. This decrease in interest expense was partially offset by increased interest expense due to funds borrowed in 2000 and 2001. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in the third quarter of 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During 2001, we borrowed $550,000 in exchange for, among other things, our issuance of 12% promissory notes. These borrowings were necessary to finance the development of new products and for working capital purposes.


Extraordinary income items of $102,000 for 2000 were recorded as a result of some of our creditors agreeing to accept partial cash payments in full satisfaction of liabilities owed to those creditors.

Total comprehensive net loss for 2001 was $1,543,000, or $0.16 per share, as compared with total comprehensive net loss of $2,578,000, or $0.27 per share, for 2000.

Inflation

We did not experience any material adverse effects in 2000 or 2001 due to general inflation.

Liquidity and Capital Resources

As discussed more fully in Note 1 to our audited consolidated financial statements, we have suffered substantial recurring losses from operations for the last seven consecutive years. Consequently, our ability to continue as a going concern is dependent upon several factors including, but not limited to, our ability to generate revenues in significantly greater amounts than in the past four fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management continues to work to establish new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. Management has also been active in trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues or raise additional capital.

Recent Developments

Subsequent to the end of 2001, Cambex Corporation completed the acquisition of Super PC Memory, Inc., pursuant to the terms of the Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, a Massachusetts corporation, Super PC Memory, Inc., a California corporation, Son T. Pham, Simon Le and Richard G. Schaefer. Super PC Memory, Inc. is a memory supplier for desktop and laptop personal computers and workstations.

Effective as of March 12, 2002, Super PC Memory, Inc. is a wholly-owned subsidiary of Cambex Corporation. The sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and will receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.

Since Super PC has a 25 person sales force, which is many times larger than the size of the Cambex sales force, we believe that as a result of the acquisition the Cambex sales will increase from the present levels thereby reducing the current cash burn rate. However, there is no assurance that the expected burn rate reduction will occur in 2002. Therefore, we will continue our efforts to raise additional capital to finance operations.

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

During the first quarter of 2000, we borrowed $2,000,000 in cash from the Sovereign Lenders in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from the Sovereign Lenders as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at any time at a weighted average per share price of $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, the Sovereign Lenders became entitled to premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the Sovereign Lenders do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then the Sovereign Lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. In the fourth quarter of 2000, one of our lenders, converted a portion of its Series 1 Bridge Financing Note ($50,000 of unpaid principal plus interest, premiums and penalties) into 18,232 shares of our common stock at a conversion price of $3.79.In the first quarter of 2001, the same lender, converted the balance of its Series 1 Bridge Financing Note ($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 112,778 shares of our common stock.

Resources

Our cash and marketable securities were $210,000 and $235,000 at December 31, 2001 and December 31, 2000, respectively. Working capital was a deficit of $8,576,000 and $6,425,000 at December 31, 2001 and at December 31, 2000,
respectively. The increase in working capital deficit was primarily due to the loss for the year 2001. During 2001, we did not expend any funds for capital equipment. During fiscal 2002, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility with B.A. Associates, Inc. under which we may borrow up to $1,100,000. At December 31, 2001 we had a balance of $1,058,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000. We filed registration statements on Form SB-2 with the Securities and Exchange Commission registering 4,981,542 shares issuable in connection with the bridge loan financing from the Sovereign Lenders and the purchase agreement with Thumberland. Those registration statements were declared effective on November 7, 2000 and December 22, 2000. We filed a post-effective amendment on Form SB-2 in the second quarter of 2001 and we plan to file an additional amendment in the second quarter of 2002.

We need additional capital and additional financing may not be available. If our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement with Thumberland Limited which expires in June 2002. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future. Currently, our cash burn rate is approximately $40,000 per month or $480,000 per year at the current sales levels. We believe that as a result of the acquisition of Super PC Memory, Inc. the Cambex sales will increase from the present levels thereby reducing the cash burn rate from the previously expected $40,000 per month or $480,000 in 2002.However, there is no assurance that the expected burn rate reduction will occur in 2002.For each 10 percent reduction in sales, our cash burn rate would increase by approximately $10,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $10,000 per month. In order to drawdown the minimum amount of $250,000 under our equity drawdown facility, the average daily trading volume for the 45 trading days prior to our drawdown notice multiplied by the average of the volume-weighted average daily prices of our common stock for the 22 trading days prior to the notice would have to equal or exceed $56,819. For example, if the average volume-weighted average daily price of our common stock was $1.00 and the average daily trading volume for the 45 days prior to our drawdown notice was 56,819, we would be able to draw down the minimum amount of $250,000. The closing price for our common stock on March 25, 2002 was $0.60 per share and the average daily trading volume for the 45 days preceding March 25, 2001 was 5,622 shares which is not sufficient to allow us to be able draw down the minimum amount of $250,000. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. In addition, business and economic conditions may not make it feasible to draw down under the facility at every opportunity, and drawdowns are available only every 22 trading days. We are actively pursuing raising additional capital but our ability to raise investment capital during the term of the common stock purchase agreement is restricted with regard to under market offerings, and if we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we may not be able to meet our anticipated working capital requirements.

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

                                   PART III


         Item 9. Directors and Executive Officers of the Registrant.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               70     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
Philip C. Hankins (1)(2)         70     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   75     Director
Robert J. Spain, Ph.D. (1)(2)    64     Director
Lois P. Lehberger                45     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



Joseph F. Kruy has served as our President, Chief Executive Officer and a member of our board of directors since our inception in 1968. Mr. Kruy has served as our Chairman of the Board since October 1975. Mr. Kruy holds a B.S. in electrical engineering and a Dipl. Eng. Degree from the Technical University in Budapest.

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

Lois P. Lehberger joined Cambex in June 1978 and has served as our Controller since August 1998, and our Vice President since November 1999. Mrs. Lehberger was appointed Clerk in May 2001. Since joining Cambex, Mrs. Lehberger has been responsible for our accounting function. Mrs. Lehberger holds a B.A. in economics and accounting from the College of the Holy Cross.

                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2001 and December 31, 2000.

Summary Compensation Table
                                            Annual           Long Term
                                         Compensation(1) Compensation Awards
Name and Position              Year          Salary            Options(#)

Joseph F. Kruy                 2001          $200,000(2)           -
Chairman, President and CEO    2000          $200,000              -

Lois P. Lehberger              2001          $ 78,057(3)           -
Vice President,                2000          $ 72,276              -
Controller and Clerk

(1)The columns for "Bonus", "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $51,923 for which payment has been deferred.

(3)Includes $5,128 for which payment has been deferred.

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2001 December 31,2001(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -     44,000/ 60,500       13,820/17,815

(1) The closing price of our Common Stock on December 31, 2001 was $0.65 per share. The numbers shown reflect the value of options accumulated over all years of employment.


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


  Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 25, 2002, by:

      each person, or group of persons, known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock;
      each of our directors;
      each of our executive officers; and
      all current directors and officers of Cambex as a group.

Unless otherwise noted in the table, the address for each person listed in the table is c/o Cambex Corporation, 360 Second Avenue, Waltham, MA 02451.

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)             2,662,543                       22.6%

Richard E. Calvert(4)          1,916,500                       16.2
 7784 East Shore Road
 Traverse City, MI 49686

Bruce D. Rozelle (5)           1,700,000                       13.9

Peter J. Kruy (6)              1,097,164                       10.3

SovCap Equity Partners, Ltd.(7)  867,985                        7.6
 Cumberland House
 #27 Cumberland St.
 P.O. Box CB-13016
 Nassau, New Providence, The Bahamas

H. Terry Snowday, Jr.(8)         821,806                        7.4
 7784 East Shore Road
 Traverse City, MI 49686

Philip C. Hankins (9)            495,000                        4.5

C.V. Ramamoorthy                  99,156                         *

Robert J. Spain                    -0-                           *

Lois P. Lehberger (10)            44,500                         *

All directors and executive
officers as a group
(5 persons) (11)               3,301,199                       27.0


_______________
*		Represents beneficial ownership of less than 1%.

(1)	Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days of following March 25, 2002 (May 24, 2002) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2)	Percentage of ownership is based on 10,499,480 shares of common stock outstanding as of March 25, 2002.

(3)	Includes 1,300,103 shares of common stock issuable upon exercise of stock purchase warrants issued in 1998, 1999, 2000 and 2001 exercisable within 60 days following March 25, 2002 (or by May 24, 2002). This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and the Sovereign Lenders. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and the Sovereign Lenders, the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 1,342,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 25, 2002(or by May 24, 2002).

(5) Consists of 1,700,000 shares issuable to B.A. Associates, Inc., a corporation of which Bruce D. Rozelle, is the President, upon exercise of stock purchase warrants exercisable within 60 days following March 25, 2002(or by May 24, 2002).

(6) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, the son of Joseph F. Kruy, and 135,000 shares subject to currently exercisable options. Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and the Sovereign Lenders. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin Pledge Agreement, CyberFin has the right to vote the pledged shares.

(7) Consists of 627,985 shares issuable upon the exercise of two series 1 bridge financing notes and a total of 240,000 shares issuable upon exercise of two common stock purchase warrants. Mr. Barry Herman, the President of SovCap Equity has both voting and investment control over these shares. Mr. Herman disclaims beneficial ownership of these shares.

(8) Includes 642,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 25, 2002(or by May 24, 2002). Some of these warrants are held by family members and Mr. Snowday disclaims beneficial ownership of those shares.

(9) Includes 390,000 shares of common stock issuable upon exercise of stock purchase warrants issued in November 1999 and 2000 exercisable within 60 days following March 25, 2002(or by May 24, 2002).

(10) Consists of 44,500 shares subject to options and warrants exercisable within 60 days following March 25, 2002 (or by May 24, 2002).

(11)	Includes 1,734,603 shares subject to options and warrants exercisable within 60 days following March 25, 2002 (or by May 24, 2002). See footnotes (3), (9) and (10) above.

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

On June 1, 1998, we entered into a Master Lease with CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, our former Executive Vice President, Treasurer and Chief Financial Officer and the son of Joseph F. Kruy. Under the Master Lease we are renting from CyberFin an IBM 2003 S/390 Multiprise Processor and related software and maintenance at the rate of $3,787.64 per month for a period of three years. We also purchased computer memory from CyberFin for $141,920 in 1998 and $73,000 in 1999. We believe that lease and the purchase arrangements we made with CyberFin are on terms at least as favorable to us as we would have expected from an equipment lessor unrelated to us, CyberFin and Dr. Kruy for equipment of comparable quality.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2001 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,100,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted BAA a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25. We believe that the borrowing arrangements we made with BAA are on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy.

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

In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

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

(b)   On November 7, 2001, we filed a Report on Form 8-K
             disclosing that we have entered into a letter of intent with Super PC Memory, Inc., a privately-held company, pursuant to which Super PC Memory would become a wholly-owned subsidiary of Cambex Corporation. On March 27, 2002, we filed a Report on Form 8-K disclosing that we had completed the acquisition of Super PC Memory, Inc.

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

                                       A-1

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

10.28 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000 (included as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.29 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.30 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001.

10.31 Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham,
Simon Le and Richard G. Schaefer (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2002, and incorporated herein by reference).

21.1	List of subsidiaries of the Company.

23.1	Consent of Sullivan Bille, P.C.

99.1  Risk Factors.
                                    A-4

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 8 and
                        Part IV, Item 14 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2001 and 2000        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2001 and December 31, 2000            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2001 and
       December 31, 2000                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2001 and December 31, 2000      F - 7

Notes to Consolidated Financial Statements                      F - 8


                            SUPPLEMENTARY SCHEDULE

                   FOR THE YEARS ENDED DECEMBER 31, 2001
                          AND DECEMBER 31, 2000

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





                                                               F-1

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2000 have been restated to reflect the recording of premiums and penalties relating to certain notes payable.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS
Tewksbury, Massachusetts
February 11, 2002                          F-2

                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2001          2000
                                                                (RESTATED)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   209,573   $   234,512

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2001 and 2000                                 240,384       322,888


   INVENTORIES                                      472,910       460,620

   PREPAID EXPENSES                                  56,729        67,301

      TOTAL CURRENT ASSETS                      $   979,596   $ 1,085,321

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,052,887   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,817,604   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,772,186     3,721,481

 NET PROPERTY AND EQUIPMENT                     $    45,418   $    96,123

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   427,975   $   476,886
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   465,805   $   514,716

  TOTAL ASSETS                                  $ 1,490,819   $ 1,696,160

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2001             2000
                                                                  (RESTATED)
CURRENT LIABILITIES:
LOAN AGREEMENT                                $   1,057,991  $   1,032,443
NOTES PAYABLE                                     2,850,000      2,500,000
ACCOUNTS PAYABLE                                    826,852        584,726
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,629,765      1,692,733
ACCRUED EXPENSES                                  1,950,672      1,460,042

 TOTAL CURRENT LIABILITIES                    $   9,555,280  $   7,509,944

LONG TERM DEBT                                $   1,273,730  $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                        84,642      1,044,560

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -11,484,738 shares in 2001, and
  11,287,847 shares in 2000                   $   1,148,474  $   1,128,785
CAPITAL IN EXCESS OF PAR VALUE                   16,268,677     16,024,049
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,677        102,465
RETAINED EARNINGS (DEFICIT)                     (26,053,690)   (24,510,407)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2001,and
      1,537,980 in 2000                            (888,971)      (876,966)

TOTAL STOCKHOLDERS' INVESTMENT                $  (9,422,833) $  (8,132,074)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,490,819  $   1,696,160

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2001         2000
                                                              (restated)

REVENUES                                         $ 1,855,011 $ 2,400,252
COST OF SALES                                        892,297   1,130,793

Gross profit                                     $   962,714 $ 1,269,459

OPERATING EXPENSES:
   Research and development                      $ 1,030,241 $ 1,363,141
   Selling                                           504,399   1,110,424
   General and administrative                        420,357     466,169
   Total operating expenses                      $ 1,954,997 $ 2,939,734

OPERATING INCOME (LOSS)                          $(  992,283)$(1,670,275)

OTHER INCOME (EXPENSE):
    Interest expense                                (551,000) (1,010,618)
    Interest income                                     -           -
    Other income (expense)                              -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                        $(1,543,283)$(2,680,893)
   Provision for income taxes                           -           -
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         $(1,543,283)$(2,680,893)
  Extraordinary Items(Note 15)                          -        102,406
NET INCOME (LOSS)                                $(1,543,283)$(2,578,487)
OTHER COMPREHENSIVE INCOME,NET OF TAX:
    Foreign Currency translation Adjustments             212         476
OTHER COMPREHENSIVE INCOME                       $       212 $       476
TOTAL COMPREHENSIVE INCOME (LOSS)                $(1,543,071)$(2,578,011)

INCOME(LOSS) PER COMMON SHARE                    $     (0.16)$     (0.27)

Weighted Average Common Shares Outstanding         9,890,000   9,680,000
Weighted Average Common and Common
Equivalent Shares Outstanding                      9,890,000   9,680,000

The accompanying notes are an integral part of these consolidated financial statements.

                                    F-5
                                    36

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury
BALANCE AT
 DECEMBER 31, 1999    $1,107,623 $15,970,199 $101,989 $(21,931,920)$(854,766)

ADD:
Net loss              $     -    $      -    $   -    $( 2,578,487)$    -
Exercise of employee
 stock options               800         160     -            -         -
Exercise of warrants      10,000      12,200     -            -         -
Purchase of shares for
 the treasury               -           -        -            -      (22,200)
Stock Purchase Plan Shares 8,539       1,707     -            -         -
Translation adjustment      -           -         476         -         -
Conversion of note payable 1,823      39,783     -            -         -

BALANCE AT DECEMBER
 31, 2000 (RESTATED)  $1,128,785 $16,024,049 $102,465 $(24,510,407)$(876,966)

ADD:
Net loss              $     -    $      -    $   -    $( 1,543,283)$    -
Issuance of warrants        -          1,400     -            -         -
Issuance of common stock     250       3,031     -            -         -
Purchase of shares for
 the treasury               -           -        -            -      (12,005)
Translation adjustment      -           -         212         -         -
Conversion of note payable19,439     240,197     -            -         -

BALANCE AT
 DECEMBER 31, 2001    $1,148,474 $16,268,677 $102,677 $(26,053,690)$(888,971)


The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2001         2000
                                                                (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(1,543,283)$(2,578,487)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    50,705 $    82,285
 Amortization of prepaid expenses                        7,225       7,210
 Common stock issued as compensation                     3,281        -
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable            82,504    (120,422)
  Decrease(increase)in inventory                       (12,290)    161,810
  Decrease(increase)in prepaid expenses                  3,347      (8,516)
  Increase(decrease)in accounts payable                242,126     121,051
  Increase(decrease)in obligations
   for trade-in memory                                    -        (46,250)
  Increase(decrease)in accrued expenses                599,177     946,193
  Increase(decrease)in deferred revenue                   -       (100,116)
  Increase(decrease)in other liabilities               (22,886)   (554,805)
     Total adjustments                             $   953,189 $   488,440
Net cash provided by(used in) operating activities $  (590,094)$(2,090,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   550,000 $ 1,950,000
 Proceeds from sale of common stock and warrants         1,400      75,012
 Purchase of common stock for the treasury             (12,005)    (22,200)
 Decrease(increase)in deferred offering costs, net        -       (476,886)
 Net borrowings(repayments) under loan agreement        25,548     431,414
 Net cash provided by
 (used in) financing activities                    $   564,943 $ 1,957,340
 Effect of exchange rate changes on cash                   212         476
 Net increase (decrease) in
  cash and cash equivalents                        $   (24,939)$  (132,231)
 Cash and cash equivalents at beginning of year        234,512     366,743
 Cash and cash equivalents at end of year          $   209,573 $   234,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                         $    50,000 $    67,618
  Income Taxes                                            -           -
Non-cash financing activity:
 Conversion of notes payable and accrued interest
 into common stock, net of deferred offering costs $   259,636 $    41,406

The accompanying notes are an integral part of these consolidated financial statements.
                                  F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (RESTATED)

(1)   Liquidity


As further described in Note 13, from June 1, 1998 through August 18, 1999, we raised $1,270,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes. We also have a loan and security agreement under which we may borrow up to $1,100,000 outstanding at any one time of which $1,057,991 was outstanding as of December 31, 2001. During 1999, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum and maturities of November, 2001. During 2000, we raised $2,000,000 in cash from the issuance of series 1 bridge financing notes that matured in the third quarter of 2000. During 2001, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum.

We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our working capital deficit is a significant threat to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors including, but not limited to, our ability to generate revenues in significantly greater amounts than in the past four fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common stock instead of cash in satisfaction of our obligations. The additional financing, if obtained, will be used to fund our continuing operations, particularly in development, sales and marketing. Our management continues to work to establish new strategic alliances that it believes will result in increased revenues through the sale of a greater volume of products. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We need additional capital and additional financing may not be available. If our stock price and trading volume stay at current levels, we will not be able to draw down any of the $10 million under the common stock purchase agreement with Thumberland Limited which expires in June 2002. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future. Currently, our cash burn rate is approximately $40,000 per month or $480,000 per year at the current sales levels. We believe that as a result of the acquisition of Super PC Memory, Inc. the Cambex sales will increase from the present levels thereby reducing the cash burn rate from the previously expected $40,000 per month or $480,000 in 2002. However, there is no assurance that the expected burn rate reduction will occur in 2002.For each 10 percent reduction in sales, our cash burn rate would increase by approximately $10,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $10,000 per month. In order to drawdown the minimum amount of $250,000 under our equity drawdown facility, the average daily trading volume for the 45 trading days prior to our drawdown notice multiplied by the average of the volume-weighted average daily prices of our common stock for the 22 trading days prior to the notice would have to equal or exceed $56,819. For example, if the average volume-weighted average
                                                  F-8

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)
(1)Liquidity(continued)

daily price of our common stock was $1.00 and the average daily trading volume for the 45 days prior to our drawdown notice was 56,819, we would be able to draw down the minimum amount of $250,000. The closing price for our common stock on March 25, 2002 was $0.60 per share and the average daily trading volume for the 45 days preceding March 25, 2001 was 5,622 shares which is not sufficient to allow us to be able draw down the minimum amount of $250,000. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. In addition, business and economic conditions may not make it feasible to draw down under the facility at every opportunity, and drawdowns are available only every 22 trading days. We are actively pursuing raising additional capital but our ability to raise investment capital during the term of the common stock purchase agreement is restricted with regard to under market offerings, and if we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we may not be able to meet our anticipated working capital requirements.

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

(2)   Summary of Significant Accounting Policies

Restatement of 2000 Consolidated Financial Statements

The consolidated financial statements for year ended December 31, 2000 have been restated to reflect the recording of $607,000 of premiums and penalties relating to the Series 1 bridge financing notes. The effect of the restatement was to increase interest expense and accrued expenses. The premiums and penalties were incurred because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

We manufacture equipment for sale or lease. We follow the guidance in Staff Accounting Bulletin ("SAB") 101 in applying generally accepted accounting principles to revenue recognition in consolidated financial statements. We include items in revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Under certain equipment leases which qualify as sales type leases, the present value of noncancelable payments is currently included in revenues as sales, and all related costs, exclusive of the residual value of the equipment, are currently included in cost of sales. The unearned interest is recognized over the noncancelable term of the lease. For equipment leased under operating lease agreements, revenue is recognized over the lease term and the equipment is depreciated over its estimated useful life. The "obligations for trade-in memory" were determined in each contract when we took mainframe memory in trade when we installed our mainframe memory in our customers' computers. The amount remaining in this account is an obligation for product credit which was established when mainframe memory was traded-in for the purchase of memory.

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2001               2000

     Raw materials                     $   367,570        $   392,686
     Work-in-process                        59,591             20,453
     Finished goods                         45,749             47,481

                                       $   472,910        $   460,620







                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

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

Depreciation expense of $50,705 and $82,285, was recorded for the periods ended December 31, 2001 and December 31, 2000, respectively.

Deferred Offering Costs

Deferred offering costs represent the costs associated with the registration of our common stock and are reduced as series 1 bridge financing notes are converted.


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

For the years ended December 31, 2001 and December 31, 2000, common share equivalents were not included in diluted income (loss) per share because we incurred a loss for the year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income
(loss) per share.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.
                             F-11

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (RESTATED)
                                 (Continued)

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

We have determined that there are no separately reportable operating segments and, therefore, do not present separate reporting segments in the consolidated financial statements.

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




                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(3)   Business Operations

We are a designer and supplier of fibre channel hardware and software solutions for building Storage Area Networks (SAN). Our products include fibre channel host bus adapters, hubs, high availability software and disk arrays for building SANs in heterogeneous open systems operating environments.

We sell our equipment to end users, resellers, distributors and OEMs. Our principal customers operate in a wide variety of industries and in a broad geographical area. During 2001, two customers, Compaq and StorageTek, accounted for 46% and 16%, respectively, of total revenues for the year. During 2000, these two customers, Compaq and StorageTek, accounted for 18% and 11%, respectively, of total revenues for the year. Foreign sales were 19% in 2001 and 14% in 2000 of total revenues. In the year ended December 31, 2001, our top five customers accounted for approximately 74% of our total net revenues, and in the year ended December 31, 2000, our top five customers accounted for approximately 45% of our total net revenues.

(4)   Income Taxes

In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following table presents the components of income (loss) before income taxes and extraordinary items:


                Year ended        Year ended
                December 31,      December 31,
                   2001             2000


Domestic         $(1,541,000)     $(2,653,000)

Foreign           (    2,000)      (   28,000)

                 $(1,543,000)     $(2,681,000)





                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (RESTATED)

                                 (Continued)


(4)   Income Taxes - Continued

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended

                               December        December
                                 2001            2000

Provision (credit) at
federal statutory rate        $( 524,700)     $ (857,300)

State tax provision
(credit), net of federal
tax benefit                    (  97,000)       (182,100)

Foreign and other losses
for which no benefits have
been recorded                        700           9,600

Change in valuation
allowances                       620,600       1,040,300

Other                                400        ( 10,500)
                              $    -0-        $    -0-

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)


(4)   Income Taxes - Continued


We have federal net operating loss carryovers totalling $22,720,000 which expire through the year ended December 31, 2021.

The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2001 and 2000 are as follows:

                                   December       December
                                     2001           2000

Assets
Reserves not currently deductible
 for tax purposes                  $ 1,350,000    $ 1,335,000
State tax net operating loss
 carryforward                        2,225,000      2,263,000
Federal net operating loss
 carryforward                        6,998,000      6,274,000
Employee benefits                       32,000         47,000
Other                                   36,000         36,000

 Total deferred tax assets         $10,641,000    $ 9,955,000

Liabilities
Fixed asset basis difference       $         0    $         0
Other                                  104,000         96,000

 Total deferred tax liabilities    $   104,000    $    96,000

Net deferred tax asset             $10,745,000    $10,051,000
Valuation allowance                (10,745,000)   (10,051,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)


                                 (Continued)

(5)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 13. The outstanding balance due to the related party was $1,057,991 and $1,032,443 at December 31, 2001 and 2000, respectively.

Notes payable of $2,850,000 at December 31, 2001 include $1,100,000 of advances payable which are due on demand. The $1,100,000 of advances payable includes amounts of $1,000,000 from related parties. These notes are further described in Note 13. The balance of $1,750,000, due on demand, represents series 1 bridge financing notes issued in 2000. During the first quarter of 2000, we borrowed $2,000,000 in cash from the Sovereign Lenders in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from the Sovereign Lenders as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at any time at a weighted average per share price of $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, the Sovereign Lenders became entitled to premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the Sovereign Lenders do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then the Sovereign Lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. There is no value associated with these warrants recorded on our books. In the fourth quarter of 2000, one of our lenders, converted a portion of its Series 1 Bridge Financing Note ($50,000 of unpaid principal plus interest, premiums and penalties) into 18,232 shares of our common stock at a conversion price of $3.79.In the first quarter of 2001, the same lender, converted the balance of its Series 1 Bridge Financing Note ($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 112,778 shares of our common stock.

(6)   Long-Term Debt and Related Matters

Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                     2001            2000
          Subordinated Convertible Notes
          with interest rate of 10%
          due April 30, 2003                       $1,273,730    $1,273,730

                                F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(6)   Long-Term Debt and Related Matters - Continued

Under the terms of these 10% notes, the holders may convert the 10% notes into shares of common stock at a conversion price of $0.22 per share. Of the advances received for the notes, approximately $1,070,000 was received from related parties and is discussed in Note 13.


The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2001 are as follows:

                                   Year                 Amount

                                   2002                  -0-
                                   2003               $1,273,730
                                   Thereafter            -0-

                                   Total              $1,273,730

(7)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2001 and 2000 were approximately 9,890,000 and 9,680,000, respectively.

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

Options and warrants to purchase 7,416,034 and 5,697,035 weighted average shares of common stock during the years ended December 31, 2001 and December 31, 2000, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share. Weighted average shares issuable from convertible notes of 6,234,640 and 5,235,261 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 9, options and warrants to purchase 7,680,265 and 6,895,265 shares of common stock outstanding at December 31, 2001 and 2000, respectively, and 6,226,522 and 5,235,261 shares of common stock issuable upon conversion of notes outstanding at December 31, 2001 and 2000 could potentially dilute basic income (loss) per share in the future.


                                                             F-18

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2001 and 2000 (RESTATED)

                                 (Continued)



(8)   Commitments and Contingencies

At December 31, 2001, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year


                  2002              $  381,924
                  2003              $  159,134
                                    $  541,058

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $113,000 for the year ended December 31, 2001 and $111,000 for the year ended December 31, 2000. During 1999 and 2000, we entered into agreements to sublet portions of our facilities to unrelated parties.

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

(9)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 75,620 options to purchase shares of our common stock were outstanding as of December 31, 2001. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2001, there were 775,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 252,000 options to purchase shares of our common stock were outstanding as of December 31, 2001. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2001, we had three stock option plans for officers and certain employees under which 2,350,620 shares were reserved and options for 1,248,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between January 6, 2002 and May 16, 2011.




                                                   F-19

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(9)   Stock Options and Warrants - Continued


Stock option activity for the two years ended December 31, 2001 was as follows:


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

	Granted                             301,000          1.25  -   5.30
	Exercised, cancelled or
	    Expired                        ( 72,700)          .12  -   3.00
	Outstanding at December 31, 2000  1,317,620           .12  -   5.30

	Granted                             240,000           .40  -    .62
	Exercised, cancelled or
	    Expired                        (455,000)          .26  -   5.30
	Outstanding at December 31, 2001  1,102,620           .12  -   5.30



As of December 31, 2001 and 2000, options for 598,020 and 352,520 shares were exercisable at aggregate option prices of $122,594 and $78,702, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                    December 31,  December 31,
                                          2001         2000

Net Income (Loss): As Reported (000's)    (1,543)      (2,578)
                   Pro Forma              (1,591)      (2,663)

Basic and Diluted EPS:As Reported         ( 0.16)      ( 0.27)
                      Pro Forma           ( 0.16)      ( 0.28)



                                                          F-20

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(9)   Stock Options and Warrants - Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2001           2000

Assumptions:
      Risk free interest rate           4.64%          6.13%
      Expected dividend yield              0%             0%
      Expected life in years              10             10


As of December 31, 2001 and 2000, warrants to purchase 6,577,645 and 5,577,645 shares of common stock at weighted average prices of $1.19 and $1.33 per share, respectively, were outstanding and an equal number of shares were reserved for issuance.

(10)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There was no provision in 2001 or 2000.

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

We offer no post-retirement benefits other than those provided under the Plan.
                                                                F-21

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (RESTATED)

                                 (Continued)


(11) Equity Line

During the third quarter of fiscal 2000, we signed a common stock purchase agreement which expires in June 2002 with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement was amended during the fourth quarter of fiscal 2000. The common stock purchase agreement establishes what is often referred to as a structured equity line or an equity drawdown facility. In general, the drawdown facility operates as follows: the investor has committed to provide us up to $10 million as we request it over an 18 month period, in return for common stock we issue to the investor, subject to registering in advance the shares of common stock issuable under the Securities Act of 1933. Once every 22 trading days, we may request a draw of up to $1 million of that money (except that our initial drawdown may be for up to $2 million), subject to a maximum of 18 draws. The maximum amount we actually can drawdown upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Per the terms of this agreement, we are currently unable to draw because we cannot meet the minimum draw amount of $250,000.

(12)  Employee Stock Purchase Plan

On December 20, 1993, we established the Cambex Corporation Employee Stock Purchase Plan (the Plan), which was approved by the shareholders. On August 31, 1998, the Board of Directors voted, subject to shareholder approval, to increase the number of shares to cover the number of shares purchased under the Plan during the period of January 1, 1998 to June 30, 1998 and to terminate the Plan. The termination became effective in 2000. Under the Plan, employees could elect to have a specified percentage of their wages withheld through payroll deduction and purchase common stock shares at 85% of the lower of the fair market value of Common Stock on the first or last trading day of each Purchase Period. There were two (2) Purchase Periods each year - the first six months and the last six months of each calendar year. During fiscal 2000, there were 85,383 shares issued under the Plan.

(13)  Related Party Transactions

On June 1, 1998, we borrowed approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, our Chairman of the Board, President and Chief Executive Officer, $250,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert, each greater than 5% shareholders of Cambex, in exchange for the issuance of 10% Subordinated Convertible Promissory Notes (the "10% Notes"). Under the terms of the 10% Notes, which are due on April 30, 2003, the holders may convert the 10% Notes into shares of common stock at a conversion price of $0.22 per share. In addition to the 10% Notes, each holder, including Messrs. Kruy, Snowday and Calvert, were issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar loaned to us. Additional Stock Purchase
Warrants to purchase 96,373 shares of common
                                         F-22

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(13)  Related Party Transactions - Continued

stock, at an exercise price of $0.50 per share, were issued to the holders of 10% Notes on June 1, 1999 in relation to interest due on the June 1, 1998 notes. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert, and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

On June 1, 1998, we entered into a Master Lease with CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, our former Executive Vice President, Treasurer and Chief Financial Officer and the son of Joseph F. Kruy. Under the Master Lease we are renting from CyberFin an IBM 2003 S/390 Multiprise Processor and related software and maintenance at the rate of $3,787.64 per month for a period of three years. We also purchased computer memory from CyberFin for $141,920 in 1998 and $73,000 in 1999. We believe that lease and the purchase arrangements we made with CyberFin are on terms at least as favorable to us as we would have expected from an equipment lessor unrelated to us, CyberFin and Dr. Kruy for equipment of comparable quality.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2001 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,100,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted BAA a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25. We believe that the borrowing arrangements we made with BAA are on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy.

From June 1, 1999 through August 18, 1999, we raised $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes.
During this time period Joseph F. Kruy loaned us $100,000, and H. Terry Snowday, Jr. and Richard E. Calvert each loaned us $55,000 of the total amount that we borrowed. In exchange for these loans, we issued 10% Subordinated Convertible Promissory Notes, including 10% Subordinated Convertible

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(13) Related Party Transactions - Continued

Promissory Notes to Messrs. Kruy, Snowday and Calvert. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.

In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security
                                    F-24

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2001 and 2000 (RESTATED)

                                 (Continued)

(13) Related Party Transactions - Continued

interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others are on terms at least as favorable to us as we would have expected from lenders unrelated to us and Mr. Kruy.


(14)  Events Subsequent to date of Report of Independent Public Accountants

Subsequent to the end of 2001, Cambex Corporation completed the acquisition of Super PC Memory, Inc., pursuant to the terms of the Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, a Massachusetts corporation, Super PC Memory, Inc., a California corporation, Son T. Pham, Simon Le and Richard G. Schaefer.

Effective as of March 12, 2002, Super PC Memory, Inc. is a wholly-owned subsidiary of Cambex Corporation. The sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and will receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.

(15)  Credit Risk

We maintain cash balances at financial institutions located in Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, our uninsured cash balances total $102,813.

Our subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 2001, our overseas cash balances total $5,330.


(16)  Extraordinary Items

Extraordinary income in 2000 consists of the payment of other liabilities at a discount from face value.


                                            F-25

                                CAMBEX CORPORATION AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                                           Charged To
                               Balance at  (Recovered            Balance
                                Beginning     From)   Writeoffs/  at End
                                 of Year     Income   Deductions of Year
                                ---------- ----------- --------- -------




YEAR ENDED DECEMBER 31, 2000:

Reserve for doubtful accounts $  100,000  $   -     $  (42,000) $ 58,000




YEAR ENDED DECEMBER 31, 2001:

Reserve for doubtful accounts $   58,000  $   -     $     -     $ 58,000

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                         April 2, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of April 2, 2002.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director