Form 10QSB
period 2002-03-31
CAMBEX CORP
filed 2002-05-20
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: March 31, 2002       Commission File No: 0-6933



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

Class                                 Outstanding as of March 31, 2002

Common                                          18,040,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND DECEMBER 31, 2001

                                      ASSETS

                                                    MARCH 31,   DECEMBER 31,
                                                     2002           2001


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   219,751   $   209,573

   ACCOUNTS RECEIVABLE,
   Less Reserves of $88,000
   in 2002 and $58,000 in 2001                    3,091,989       240,384


   INVENTORIES                                    1,359,445       472,910

   PREPAID EXPENSES                                  77,696        56,729

      TOTAL CURRENT ASSETS                      $ 4,748,881   $   979,596

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,064,767   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,829,484   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,781,261     3,772,186

 NET PROPERTY AND EQUIPMENT                     $    48,223   $    45,418

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $   427,975   $   427,975
      GOODWILL                                      168,070          -
      OTHER                                          45,796        37,830

        TOTAL OTHER ASSETS                      $   641,841   $   465,805

  TOTAL ASSETS                                  $ 5,438,945   $ 1,490,819

                          CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 2002 AND DECEMBER 31, 2001

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                  MARCH 31,     DECEMBER 31,
                                                    2002             2001

CURRENT LIABILITIES:
LINE OF CREDIT                                $   1,606,481  $        -
LOAN AGREEMENT                                    1,045,296      1,057,991
NOTES PAYABLE                                     2,850,000      2,850,000
ACCOUNTS PAYABLE                                  2,501,753        826,852
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,631,057      2,629,765
ACCRUED EXPENSES                                  2,284,309      1,950,672

 TOTAL CURRENT LIABILITIES                    $  13,158,896  $   9,555,280

LONG TERM DEBT                                $        -     $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                        77,330         84,642
DEFERRED REVENUE                                       -              -

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
	ISSUED - NONE

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,585,609 shares in 2002, and
  11,484,738 shares in 2001                   $   1,958,561  $   1,148,474
CAPITAL IN EXCESS OF PAR VALUE                   17,358,782     16,268,677
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,677        102,677
RETAINED EARNINGS (DEFICIT)                     (26,328,330)   (26,053,690)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2002 and in 2001                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (7,797,281) $  (9,422,833)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   5,438,945  $   1,490,819

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                                  March 31,    March 31,
                                                    2002          2001


REVENUES                                         $ 2,228,708 $   416,942
COST OF SALES                                      1,508,021     228,116

Gross profit                                     $   720,687 $   188,826

OPERATING EXPENSES:
   Research and development                      $   237,178 $   291,564
   Selling                                           429,512     146,522
   General and administrative                        134,831     114,389
   Total operating expenses                      $   801,521 $   552,475

OPERATING INCOME (LOSS)                          $   (80,834)$  (363,649)

OTHER INCOME (EXPENSE):
    Interest expense                                (193,806)   (132,000)
    Interest income                                     -           -
    Other income (expense)                              -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                        $  (274,640)$  (495,649)
   Provision for income taxes                           -           -
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         $  (274,640)$  (495,649)
  Extraordinary Items                                   -           -
NET INCOME (LOSS)                                $  (274,640)$  (495,649)
OTHER COMPREHENSIVE INCOME,NET OF TAX:
    Foreign Currency translation Adjustments            -           -
OTHER COMPREHENSIVE INCOME                       $      -    $      -
TOTAL COMPREHENSIVE INCOME (LOSS)                $  (274,640)$  (495,649)

INCOME(LOSS) PER COMMON SHARE                    $     (0.02)$     (0.05)

Weighted Average Common Shares Outstanding        12,000,000   9,800,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     12,000,000   9,800,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                   Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10        Excess of     Other      Earnings   Shares
                   Par Value     Par Value  Comprehensive (Deficit)  Held in
                                               Income               Treasury

BALANCE AT
 JANUARY 1, 2001      $1,128,785 $16,024,049 $102,465 $(24,510,407)$(876,966)

ADD:
Net loss              $     -    $      -    $   -    $(   495,649)$    -
Issuance of warrants        -          1,400     -            -         -
Exercise of warrants       2,364        -        -            -         -
Purchase of shares for
 the treasury               -           -        -            -      ( 2,364)
Conversion of note payable 7,434     164,322     -            -         -

BALANCE AT
 March 31, 2001       $1,138,583 $16,189,771 $102,465 $(25,006,056)$(879,330)


BALANCE AT
 JANUARY 1, 2002      $1,148,474 $16,268,677 $102,677 $(26,053,690)$(888,971)

ADD:
Net loss              $     -    $      -    $   -    $(   274,640)$    -
Conversion of long
 term debt               754,087     904,905     -            -         -
Acquisition of business   56,000     185,200     -            -         -

BALANCE AT
 MARCH 31, 2002       $1,958,561 $17,358,782 $102,677 $(26,328,330)$(888,971)

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

	                                               Three Months Ended
                                                    March 31,     March 31,
                                                      2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(  274,640)$(  495,649)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $     9,075 $    12,675
 Amortization of prepaid expenses                        4,048       7,225
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable        (  143,890)    113,301
  Decrease(increase)in inventory                        13,835      17,790
  Decrease(increase)in prepaid expenses             (    7,009) (    7,708)
  Increase(decrease)in accounts payable                187,127      48,730
  Increase(decrease)in accrued expenses                240,347      98,911
  Increase(decrease)in other liabilities            (    6,020) (   18,534)
     Total adjustments                             $   297,513 $   272,390
Net cash provided by(used in) operating activities $    22,873 $(  223,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $     -

 Net cash provided by(used in)investing activities $      -    $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $      -    $    50,000
 Proceeds from sale of common stock and warrants          -          1,400
 Net borrowings (repayments)under loan agreement    (   12,695)      7,484
 Net cash provided by
 (used in) financing activities                    $(   12,695)$    58,884
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $    10,178 $(  164,375)
 Cash and cash equivalents at beginning of year        209,573     234,512
 Cash and cash equivalents at end of period        $   219,751 $    70,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $     -     $    -
 Income Taxes                                            -          -
Non-cash financing and investing activities:
 Conversion of notes payable and accrued interest
 into common stock, net of deferred offering costs $     -    $   171,756
 Conversion of long term debt and accrued interest
 into common stock                                 $1,658,992 $      -
 Net assets of business acquired and increase
 in goodwill financed via issuance of common
 stock and accrued expenses                        $  366,200 $      -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   March 31,    December 31,
                                     2002           2001

       Raw materials              $  436,970    $  367,570
       Work-in-process               131,164        59,591
       Finished goods                791,311        45,749


                                  $1,359,445    $  472,910

The increase in inventory is a result of the acquisition of Super
PC Memory, Inc. on March 12, 2002(see footnote 5).

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either year.

(3)    Short Term Borrowings

       We have a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 70% of the eligible receivables of Super PC Memories, Inc. At March 31, 2002 we had a balance of $1,606,000 under this line of credit. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,045,296 and $1,057,991 at March 31, 2002 and December 31, 2001,
respectively.

       Notes payable of $2,850,000 at March 31, 2002 include $1,100,000 of advances payable which are due on demand. The $1,100,000 of advances payable includes amounts of $1,000,000 from related parties. The balance of $1,750,000, due on demand, represents series 1 bridge financing notes issued in 2000. During the first quarter of 2000, we borrowed $2,000,000 in cash from the Sovereign Lenders in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from the Sovereign Lenders as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at any time at a weighted average per share price of $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, the Sovereign Lenders became entitled to premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the Sovereign Lenders do not realize at least a 20% gain on shares of

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(3)    Short Term Borrowings(continued)

common stock that they choose to sell during the 90 days following conversion, then the Sovereign Lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. There is no value associated with these warrants recorded on our books. In the fourth quarter of 2000, one of our lenders, converted a portion of its Series 1 Bridge Financing Note ($50,000 of unpaid principal plus interest, premiums and penalties) into 18,232 shares of our common stock at a conversion price of $3.79.In the first quarter of 2001, the same lender, converted the balance of its Series 1 Bridge Financing Note ($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 112,778 shares of our common stock.


(4)   Long-Term Debt and Related Matters

Long-term debt at March 31, 2002 and December 31, 2001 consists of the following:
                                       March 31,    December 31,
                                          2002          2001

Subordinated Convertible Notes
with interest rate of 10%
due April 30, 2003                     $     -       $1,273,730



Under the terms of these 10% notes, the holders converted the 10% notes and accrued interest into 7,540,871 shares of common stock at a conversion price of $0.22 per share. Of the advances received for the notes, approximately $1,070,000 was received from related parties.

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(5) Acquisition of Super PC Memory, Inc.


On March 12, 2002, Cambex Corporation completed the acquisition of 100% of the outstanding common stock of Super PC Memory, Inc. and Super PC Memory, Inc. became a wholly-owned subsidiary of Cambex Corporation. The results of Super PC Memory, Inc.'s operations have been included in the consolidated financial statements since that date. Super PC Memory is a leading provider of memory products for servers, workstations, desktop PCs and laptops.

The purchase price includes the issuance of 560,000 shares of Cambex common stock and payments based on the gross profit of the subsidiary over the next three years. The 560,000 shares are valued at $291,200 based on the closing price on March 12, 2002 of $0.52 per share of Cambex common stock. The Sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and will receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in quarterly installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.

As of March 12, 2002, we have recorded the net assets of Super PC on our books at $198,000, after allowances for bad debts and inventory valuation, and have recorded goodwill in the amount of $168,000.

The aggregate purchase price to be paid by Cambex to the Sellers is premised upon Super PC having total assets minus liabilities ("Net Assets") as of the closing date of at least Two Million
One Hundred Thousand Dollars ($2,100,000) (the "Minimum Net
Asset Amount") as set forth on Super PC's closing date balance sheet. For purposes of this determination, Net Assets shall be the sum of all current assets plus other assets all as set forth in the closing date balance sheet, reduced by the amount of all current liabilities and long term liabilities as set forth in the closing date balance sheet. In the event that Super PC's net assets on the closing date are not at least the Minimum Net Asset Amount, then the purchase price shall be reduced by offsetting the shortfall against the installment payments. Based upon preliminary calculations, the net asset value as of the closing date amounted to $198,000 and the difference between such amount and the Minimum Net Asset Amount will be offset against the installment payments.

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(5) Acquisition of Super PC Memory, Inc. (continued)

The targeted amount of the installment payments is $5,500,000 reduced by the value of the Cambex Shares as of December 31, 2004 and any offsets which are provided for in the Stock Purchase and Sale Agreement. The amount of offsets has been calculated to be $1,600,000 on a preliminary basis. If the total of the Installment Payments due from Cambex for the period extending from March 12, 2002 through December 31, 2004 (the "Cumulative Installment Payments"), do not total at least the Targeted Amount, then no later than the Q4 2004 Installment Date, Cambex will notify Sellers whether it elects that the Cumulative Installment Payments shall be deemed to be equal to the Targeted Amount (the "Election"). If Cambex makes the Election, then in lieu of any payment obligations to Sellers which Cambex may have at the time of the Election, Cambex's obligation shall instead be to pay to Sellers the shortfall between the Targeted Amount, and the aggregate of all Installment Payments previously paid by Cambex to the Sellers. If Cambex does not deem the Cumulative Installment Payments to be equal to the Targeted Amount, either as a result of electing in such notice not to deem them so or as a result of failing to provide such notice, then Sellers, within 15 days of Cambex's notice regarding same (or in the absence of such notice, then within 15 days of the Q4 2004 Installment
Date), shall be entitled to notify Cambex that Sellers unanimously elect to treat Cambex's failure to deem the Cumulative Installment Payments to be equal to the Targeted Amount as an event of default under the Stock Purchase and Sale Agreement. If Sellers unanimously elect to treat this failure as an event of default, and timely provide Cambex with written notice thereof as well as a request for return of the Shares, then Sellers shall be entitled to a return of the Shares, however in such event, Sellers shall not be entitled to claim or receive, and shall have no further rights to, any additional payments, monies, claims or damages from Cambex from and after such date, under the Stock Purchase and Sale Agreement. If Sellers do not elect to treat this failure as an event of default, then Cambex's obligations shall continue in full force and effect as set forth in the foregoing three paragraphs, but this provision shall be deemed deleted from the Stock Purchase and Sale Agreement, and this provision shall be of no further force or effect. Once Cambex has distributed an aggregate of $5,500,000 in purchase price payments, then the provision requiring Cambex to make an election whether to deem the Cumulative Installment Payments to be equal to the Targeted Amount, shall be void and of no further

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(5) Acquisition of Super PC Memory, Inc.(continued)

force or effect and shall be deemed deleted from the Stock
Purchase and Sale Agreement.

Certain costs and expenses have not been completely determined at this point in time and may be adjusted in the future.

Had the results of operations for Super PC Memory, Inc. been included for the whole quarter ended March 31, 2002 and for the quarter ended March 31, 2001, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                    Quarter ended  Quarter ended
                                       March 31,     March 31,
                                          2002         2001

Revenue: As Reported (000's)            $ 2,229      $   417
         Pro Forma                        7,030        7,688

Net Income(Loss): As Reported (000's)    (  275)      (  496)
                   Pro Forma             (  268)      (  220)

Basic and Diluted EPS:As Reported        ( 0.02)      ( 0.05)
                      Pro Forma          ( 0.02)      ( 0.02)

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



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

We are a leading supplier of advanced memory products that cost-effectively enhance the performance and reliability of computer systems and storage networks. We design and supply memories for computers and fibre channel hardware and software products used to build storage area networks (SANs). SANs enhance and simplify the centralized management and sharing of storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel RAID disk arrays and management software for the deployment of SAN solutions. We supplement our own fibre channel product offerings by reselling fibre channel SAN hardware and software solutions from leading manufacturers.

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Comparison of the quarter ended March 31, 2002 and the quarter ended March 31, 2001

Our revenues were $2,229,000 for the quarter ended March 31, 2002 and $417,000 for the quarter ended March 31, 2001. Revenues for the three months ended March 31, 2002 increased 435% compared to revenues for the same three months in the prior year due to memory sales of approximately $1,789,000 by our subsidiary which was acquired during the first quarter of 2002.

Gross profit rate was 32% of sales for the three months ended
March 31, 2002 and 45% for the three months ended March 31, 2001 due to the product mix as there are lower gross margins on memory products than fibre channel connectivity products.

Operating expenses for the three months ended March 31, 2002 increased by 45% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended March 31, 2002 increased by 193% compared to the amount of these expenses in the first quarter of fiscal 2001 due to the acquisition of Super PC Memory, Inc. which has a 25 person sales force, which is many times larger than the Cambex sales force.

Interest expense increased by 46% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase in interest expense was primarily due to funds borrowed in 2000 and 2001. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in the third quarter of 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During 2001, we borrowed $550,000 in exchange for, among other things, our issuance of 12% promissory notes. The borrowings which led to the 46% interest expense

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

increase were necessary to finance the development of new products and for working capital purposes.

Total comprehensive net loss for the first quarter of fiscal 2002 was $275,000, or $0.02 per share, as compared with $496,000, or $0.05 per share, for the first quarter of fiscal 2001.

Inflation

We did not experience any material adverse effects in the first quarter of 2001 or in the first quarter of 2002 due to general inflation.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Recent Developments

During the first quarter of 2002, Cambex Corporation completed the acquisition of Super PC Memory, Inc., a memory supplier for desktop and laptop personal computers and workstations.

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

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


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

                             FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2002 Commission File:  0-6933

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Resources

Our cash and marketable securities were $220,000 and $210,000 at March 31, 2002 and December 31, 2001, respectively. Working capital was a deficit of $8,410,000 and $8,576,000 at March 31, 2002 and at December 31, 2001, respectively. During the quarter ended March 31, 2001, we did not expend any funds for capital equipment. During fiscal 2002, we expect to acquire less than $100,000 of capital equipment.

We have a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 70% of the eligible receivables of Super PC Memories, Inc. At March 31, 2002 we had a balance of $1,606,000 under this line of credit. We also have a revolving credit facility under which we may borrow up to $1,100,000. At March 31, 2002 we had a balance of $1,045,000 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


Part II.			OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.


Item 2.   Change in Securities and Use of Proceeds

On March 12, 2002, Cambex Corporation completed the acquisition of Super PC Memory, Inc., pursuant to the terms of the Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, a Massachusetts corporation, Super PC Memory, Inc., a California corporation, Son T. Pham,
Simon Le and Richard G. Schaefer. Effective as of March 12, 2002, Super PC Memory, Inc. is a wholly-owned subsidiary of Cambex Corporation. The sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and will receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.


On March 29, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr. and a person unrelated to the company converted their 10% Subordinated Convertible Promissory Notes and accrued interest into common stock. They were issued 7,540,871 shares of common stock at $0.22 per share.

Son T. Pham, Simon Le, Richard G. Schaefer, Joseph F. Kruy,
Richard E. Calvert, H. Terry Snowday, Jr. and the other note holder are all accredited investors and have provided us written representations to that effect.

Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                           FORM 10-QSB

              CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933


Item 5.   Other Information

          None.


Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits


                                EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference herein.

Exhibit

3.1	Restated Articles of Organization of Cambex Corporation (included as
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
Thumberland Limited dated as of November 8, 2000 (included as Exhibit
4.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 and incorporated herein by reference).

10.1	Employment Agreement between Joseph F. Kruy and the Company, dated as of November 18, 1994 (included as Exhibit 10.1 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.2	Incentive Bonus Plan (included as Exhibit 10.2 to the Company's
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.13	Series 1 Bridge Financing Note in favor of Correllus
International, Ltd. dated as of January 18, 2000 (included as Exhibit
10.16 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.14	Common Stock Purchase Warrant in favor of SovCap Equity Partners,
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.23	Amendment to Common Stock Purchase Agreement between the Company and Thumberland Limited, dated as of November 8, 2000 (included as
Exhibit 10.23 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2001, and incorporated herein by reference).

10.24	Escrow Agreement among the Company, Thumberland Limited and
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

10.30 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001(included as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.31 Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham,
Simon Le and Richard G. Schaefer (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2002, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



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

                       FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2002 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 20, 2002