Form 10QSB
period 2002-06-30
CAMBEX CORP
filed 2002-08-19
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: June 30, 2002       Commission File No: 0-6933



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

Class                                 Outstanding as of June 30, 2002

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        June 30, 2002 AND DECEMBER 31, 2001

                                      ASSETS

                                                    JUNE 30,   DECEMBER 31,
                                                     2002           2001


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $    63,758   $   209,573

   ACCOUNTS RECEIVABLE,
   Less Reserves of $88,000
   in 2002 and $58,000 in 2001                    2,453,536       240,384


   INVENTORIES                                      642,732       472,910

   PREPAID EXPENSES                                  67,196        56,729

      TOTAL CURRENT ASSETS                      $ 3,227,222   $   979,596

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,064,767   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,829,484   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,790,336     3,772,186

 NET PROPERTY AND EQUIPMENT                     $    39,148   $    45,418

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $      -      $   427,975
      GOODWILL                                      313,670          -
      OTHER                                          45,630        37,830

        TOTAL OTHER ASSETS                      $   359,300   $   465,805

  TOTAL ASSETS                                  $ 3,625,670   $ 1,490,819

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 2002 AND DECEMBER 31, 2001

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                  JUNE 30,     DECEMBER 31,
                                                    2002             2001

CURRENT LIABILITIES:
LINE OF CREDIT                                $   1,059,258  $        -
LOAN AGREEMENT                                    1,092,218      1,057,991
NOTES PAYABLE                                       400,000      2,850,000
ACCOUNTS PAYABLE                                  1,993,675        826,852
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,631,057      2,629,765
ACCRUED EXPENSES                                  1,249,680      1,950,672

 TOTAL CURRENT LIABILITIES                    $   8,665,888  $   9,555,280

LONG TERM DEBT                                $        -     $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                        67,637         84,642
DEFERRED REVENUE                                       -              -

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares in 2002   $      98,223  $        -
 SERIES B - ISSUED - 147,240 shares in 2002         147,240           -

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares in 2002, and
  11,484,738 shares in 2001                       1,986,561      1,148,474
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     16,268,677
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,677        102,677
RETAINED EARNINGS (DEFICIT)                     (27,052,130)   (26,053,690)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2002 and in 2001                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,107,855) $  (9,422,833)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   3,625,670  $   1,490,819

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                             For the Quarter Ended   For the Six Months Ended

                                 June 30,    June 30,    June 30,    June 30,
                                   2002       2001         2002        2001


REVENUES                          $5,845,369 $ 466,978 $8,074,077 $  883,920
COST OF SALES                      4,658,934   225,624  6,166,955    453,740

Gross profit                      $1,186,435 $ 241,354 $1,907,122 $  430,180

OPERATING EXPENSES:
   Research and development       $  251,770 $ 277,130 $  488,948 $  568,694
   Selling                         1,114,372   133,166  1,543,884    279,688
   General and administrative        372,944   152,861    507,775    267,250
   Total operating expenses       $1,739,086 $ 563,157 $2,540,607 $1,115,632

OPERATING INCOME (LOSS)           $ (552,651)$(321,803)$ (633,485)$ (685,452)

OTHER INCOME (EXPENSE):
    Interest expense                (171,149) (137,000)  (364,955)  (269,000)
    Interest income                     -         -          -          -
    Other income (expense)              -         -          -          -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS         $ (723,800)$(458,803)$ (998,440)$ (954,452)
   Provision for income taxes           -         -          -          -
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS             $ (723,800)$(458,803)$ (998,440)$ (954,452)
    Extraordinary Items                 -         -          -          -
NET INCOME (LOSS)                 $ (723,800)$(458,803)$ (998,440)$ (954,452)
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
    Foreign Currency
     translation Adjustments            -         -          -          -
OTHER COMPREHENSIVE INCOME        $     -    $    -    $     -    $     -
TOTAL COMPREHENSIVE INCOME (LOSS) $ (723,800)$(458,803)$ (998,440)$ (954,452)

INCOME(LOSS) PER COMMON SHARE     $    (0.05)$   (0.05)$    (0.08)$    (0.10)

Weighted Average Common Shares
 Outstanding                      13,500,000 9,900,000 13,000,000  9,845,000
Weighted Average Common and Common
Equivalent Shares Outstanding     13,500,000 9,900,000 13,000,000  9,845,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


              Preferred Stock  Common Stock  Capital in    Retained   Cost of
                     $1.00        $.10        Excess of     Earnings   Shares
                 Par Value     Par Value     Par Value     (Deficit)  Held in
                                                                     Treasury

BALANCE AT
 JANUARY 1, 2001      $    -    $1,128,785 $16,024,049$(24,510,407)$(876,966)

ADD:
Net loss              $    -    $     -    $      -   $(   954,452)$    -
Issuance of warrants       -          -          1,400        -         -
Issuance of common stock   -           250       3,031        -         -
Purchase of shares for
 the treasury              -          -           -           -      (12,005)
Conversion of note payable -        19,439     164,322        -         -

BALANCE AT
 June 30, 2001         $   -    $1,148,474 $16,192,802$(25,464,859)$(888,971)


BALANCE AT
 JANUARY 1, 2002       $   -    $1,148,474 $16,268,677$(26,053,690)$(888,971)

ADD:
Net loss               $   -    $     -    $      -   $(   998,440)$    -
Conversion of long
 term debt                 -       754,087     904,905        -         -
Acquisition of business    -        84,000     302,800        -         -
Conversion of notes
 payable                245,463       -      3,022,163        -         -

BALANCE AT
 JUNE 30, 2002       $245,463 $1,986,561 $20,498,545 $(27,052,130)$(888,971)



                  Accumulated Other
                 Comprehensive Income

BALANCE AT
January 1, 2001     $102,465

ADD                     -

BALANCE AT
JUNE 30, 2001       $102,465


BALANCE AT
January 1, 2002     $102,677

ADD                     -

BALANCE AT
JUNE 30, 2002       $102,667

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

	                                               Six Months Ended
                                                    June 30,     June 30,
                                                      2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(  998,440)$(  954,452)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    18,150 $    25,350
 Amortization of prepaid expenses                        4,048       7,225
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable           494,563  (    5,953)
  Decrease(increase)in inventory                       730,548      43,048
  Decrease(increase)in prepaid expenses                  3,491       4,891
  Decrease(increase)in other assets                        166        -
  Increase(decrease)in accounts payable             (  320,951)    100,444
  Increase(decrease)in accrued expenses                301,319     238,937
  Increase(decrease)in other liabilities            (   15,713) (   20,480)
     Total adjustments                             $ 1,215,621 $   393,462
Net cash provided by(used in) operating activities $   217,181 $(  560,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -

 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   150,000 $   350,000
 Proceeds from sale of common stock and warrants          -          4,681
 Net borrowings (repayments)under line of credit     ( 547,223)       -
 Net borrowings (repayments)under loan agreement        34,227      15,362
 Net cash provided by
 (used in) financing activities                    $(  362,996)$   370,043
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $(  145,815)$(  190,947)
 Cash and cash equivalents at beginning of year        209,573     234,512
 Cash and cash equivalents at end of period        $    63,758 $    43,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    44,564 $    -
 Income Taxes                                            -          -
Non-cash financing and investing activities:
 Conversion of notes payable and accrued interest
 into common stock, net of deferred offering costs $     -    $   171,756
 Conversion of long term debt and accrued interest
 into common stock                                 $1,658,992 $      -
 Net assets of business acquired and increase
 in goodwill financed via issuance of common
 stock and accrued expenses                        $  511,800 $      -
 Conversion of notes payable and accrued interest
 into preferred stock, net of deferred
 offering costs                                    $3,267,626 $      -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   June 30,    December 31,
                                     2002           2001

       Raw materials              $  354,356    $  367,570
       Work-in-process                60,073        59,591
       Finished goods                228,303        45,749


                                  $  642,732    $  472,910

The increase in inventory is a result of the acquisition of Super PC Memory, Inc. on March 12, 2002(see footnote 5).

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each year plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period. Common share equivalents were not included in diluted income
(loss) per share because we incurred a loss for the period. The inclusion of common stock equivalents would have had an antidilutive effect on the computation of diluted income (loss) per share.

(3)    Short Term Borrowings

       We have a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memories, Inc. At June 30, 2002 we had a balance of $1,059,000 under this line of credit. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,092,218 and $1,057,991 at June 30, 2002 and December 31, 2001, respectively.

       Notes payable of $400,000 at June 30, 2002 include $250,000 of advances payable which are due on demand. The $250,000 of advances payable includes amounts of $150,000 from related parties. . In the second quarter of 2002, related party holders of secured notes converted $1,000,000 of principal plus $227,801 of accrued interest into 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares pay a 12% annual dividend. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.

       The balance of $150,000, due on demand, represents Series 1 bridge financing notes issued in 2000. During the first quarter of 2000, we borrowed $2,000,000 in cash from the Sovereign Lenders in exchange for, among other things, our issuance of Series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from the

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(3)    Short Term Borrowings (Continued)

Sovereign Lenders as a result of this bridge financing. The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. The remaining bridge notes are convertible into shares of our common stock at any time at a share price of $6.09. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, the Sovereign Lenders became entitled to premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if the Sovereign Lenders do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then the Sovereign Lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. There is no value associated with these warrants recorded on our books. In the fourth quarter of 2000, one of our lenders, converted a portion of its Series 1 Bridge Financing Note ($50,000 of unpaid principal plus interest, premiums and penalties) into 18,232 shares of our common stock at a conversion price of $3.79.In the first quarter of 2001, the same lender, converted the balance of its Series 1 Bridge Financing Note ($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 112,778 shares of our common stock. In the second quarter of 2002, one of our lenders converted $1,600,000 of principal, $487,067 of premium and penalties, $430,733 of interest, and all attached repricing warrants into 147,240 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred shares pay a 12% annual dividend. The purchase price per share of the Series B Convertible Preferred stock was $17.10. The Series B Preferred stock is convertible into shares of common stock, at any time at the holder's option.

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(3)    Short Term Borrowings (Continued)


The holders of the 147,240 shares of Series B Preferred stock could convert their Preferred shares into 1,525,939 shares of common stock. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible.


(4)   Long-Term Debt and Related Matters

Long-term debt at June 30, 2002 and December 31, 2001 consists of the following:
                                       June 30,    December 31,
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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(5)    Acquisition of Super PC Memory, Inc. (continued)

The purchase price included the issuance of 560,000 shares of Cambex common stock and payments based on the gross profit of the subsidiary over the next three years. The 560,000 shares are valued at $291,200 based on the closing price on March 12, 2002 of $0.52 per share of Cambex common stock. The Sellers, Son T.
Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and were to receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in quarterly installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.

On July 29, 2002, we amended the agreement with the Sellers for the purchase of 100% of the outstanding common stock of Super PC Memory, Inc. We issued an additional 280,000 shares of Cambex common stock and in return the Sellers agreed that they were no longer entitled to receive 15% of Super PC's gross profit for the period from March 12, 2002 through December 31, 2004 or any other additional consideration for the sale of 100% of the outstanding common stock of Super PC Memory, Inc. The additional 280,000 shares are valued at $145,600 based on the closing price on the date of the acquisition of $0.52 per share of Cambex common stock.

We have recorded the net assets of Super PC on our books at $198,000, after allowances for bad debts and inventory valuation, and have recorded goodwill in the amount of $314,000.

Certain costs and expenses have not been completely determined at this point in time and may be adjusted in the future.

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(5)    Acquisition of Super PC Memory, Inc.(Continued)


Had the results of operations for Super PC Memory, Inc. been included for the whole six months ended June 30, 2002 and for the six months ended June 30, 2001, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                               Six Months ended  Six Months ended

                                       June 30,     June 30,
                                          2002         2001

Revenue: As Reported (000's)            $ 8,074      $   884
         Pro Forma                       12,897       14,111

Net Income(Loss): As Reported (000's)    (  998)      (  954)
                   Pro Forma             (  991)      (  889)

Basic and Diluted EPS:As Reported        ( 0.08)      ( 0.10)
                      Pro Forma          ( 0.08)      ( 0.08)

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



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

We are a supplier of advanced memory products that cost- effectively enhance the performance and reliability of computer systems and storage networks. We design and supply memories for computers and fibre channel hardware and software products used to build storage area networks (SANs). SANs enhance and simplify the centralized management and sharing of storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel RAID disk arrays and management software for the deployment of SAN solutions. We supplement our own fibre channel product offerings by reselling fibre channel SAN hardware and software solutions from leading manufacturers.

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the quarter ended June 30, 2002 and the quarter ended June 30,
2001

Our revenues were $5,845,000 for the quarter ended June 30, 2002 and $467,000 for the quarter ended June 30, 2001. Revenues for the three months ended June 30, 2002 increased 1151% compared to revenues for the same three months in the prior year due to memory sales of approximately $5,593,000 by our subsidiary which was acquired during the first quarter of 2002.

Gross profit rate was 20% of sales for the three months ended June 30, 2002 and 52% for the three months ended June 30, 2001 due to the product mix as there are lower gross margins on memory products than fibre channel connectivity products.

Operating expenses for the three months ended June 30, 2002 increased by 209% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended June 30, 2002 increased by 737% compared to the amount of these expenses in the second quarter of fiscal 2001 due to the acquisition of Super PC Memory, Inc. which had a 25 person sales force, which is many times larger than the Cambex sales force.

Interest expense increased by 25% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase in interest expense was primarily due to funds borrowed in 2000, 2001 and 2002. We borrowed $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of series 1 bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in the third quarter of 2000. Since their maturity, these notes are accruing interest at the rate of 12% per annum. During 2002 and 2001, we borrowed $150,000 and $550,000, respectively, in exchange for, among other things, our issuance of 12% promissory notes. We have a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memories, Inc. At June 30, 2002 we had a balance of $1,059,000 under this line of credit. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,092,218 and $1,057,991 at June 30, 2002 and December 31, 2001,

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


respectively. The borrowings which led to the 25% interest expense increase were necessary to finance the development of new products and for working capital purposes.

Total comprehensive net loss for the second quarter of fiscal 2002 was $724,000, or $0.05 per share, as compared with $459,000, or $0.05 per share, for the second quarter of fiscal 2001.

Inflation

We did not experience any material adverse effects in the second quarter of 2001 or in the second quarter of 2002 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last seven consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to our ability to generate revenues and gross profit in significantly greater amounts than in the past four fiscal years, our ability to raise additional capital and the assumption that certain of our lenders will accept shares of our common or preferred stock instead of cash in satisfaction of our obligations. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management continues to work to establish new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. Management has also been active in trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues or raise additional capital.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Developments

During the first quarter of 2002, Cambex Corporation completed the acquisition of Super PC Memory, Inc., a memory supplier for desktop and laptop personal computers and workstations.

Effective as of March 12, 2002, Super PC Memory, Inc. is a wholly-owned subsidiary of Cambex Corporation. The Stock Purchase and Sale Agreement was amended on July 29, 2002. As amended, the sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 840,000 shares of Cambex Corporation common stock for 100% of the outstanding common stock of Super PC Memory, Inc..

Since Super PC presently has an 18 person sales force, which is many times larger than the size of the Cambex sales force, we believe that as a result of the acquisition Cambex sales will increase from present levels thereby reducing the current cash burn rate. However, there is no assurance that the expected burn rate reduction will occur in 2002. Therefore, we will continue our efforts to raise additional capital to finance operations.


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

                    FORM 10-QSB

             CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


on shares of common stock that they choose to sell during the 90 days following conversion, then the lenders are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. In the second quarter of 2002, SovCap Equity Partners, Ltd. converted Series 1 Bridge Financing Notes ($1,600,000 of unpaid principal plus interest, premiums and penalties) into 147,240 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred Shares pay a 12% annual dividend. The Series B Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 147,240 shares of Series B Preferred stock could convert their Preferred shares into 1,525,939 shares of common stock.

                             FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Resources

Our cash and marketable securities were $64,000 and $210,000 at June 30, 2002 and December 31, 2001, respectively. Working capital was a deficit of $5,439,000 and $8,576,000 at June 30, 2002 and at December 31, 2001,
respectively. During the quarter ended June 30, 2002, we did not expend any funds for capital equipment. During fiscal 2002, we expect to acquire less than $100,000 of capital equipment.

We have a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memories, Inc. At June 30, 2002 we had a balance of $1,059,000 under this line of credit. We also have a revolving credit facility under which we may borrow up to $1,100,000. At June 30, 2002 we had a balance of $1,092,000 outstanding under this revolving credit facility.

During the third quarter of fiscal 2000, we signed a common stock purchase agreement with Thumberland Limited, a private investor, for the future issuance and purchase of shares of our common stock. The common stock purchase agreement expired in June 2002.

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future. Currently, our cash burn rate is approximately $60,000 per month or $720,000 per year at the current sales levels. We believe that as a result of the acquisition of Super PC Memory, Inc. Cambex sales and gross profit will increase from the present levels thereby reducing the cash burn rate from the previously expected $60,000 per month or $720,000 in 2002. However, there is no assurance that the expected burn rate reduction will occur in 2002. For each 10 percent reduction in sales, our cash burn rate would increase by approximately $30,000 per month. Conversely, for each 10 percent increase in sales volume, our cash burn rate would decrease by approximately $30,000 per month. The time period for which we believe our capital is sufficient

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are actively pursuing raising additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Part II.			OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.


Item 2.   Change in Securities and Use of Proceeds

On March 12, 2002, Cambex Corporation completed the acquisition of Super PC Memory, Inc., pursuant to the terms of the Stock Purchase and Sale Agreement dated as of January 31, 2002 and amended as of July 29, 2002 by and among Cambex Corporation, a Massachusetts corporation, Super PC Memory, Inc., a California corporation, Son T. Pham, Simon Le and Richard G. Schaefer. Effective as of March 12, 2002, Super PC Memory, Inc. is a wholly-owned subsidiary of Cambex Corporation. The sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 840,000 shares of Cambex Corporation common stock.

On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.

On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, SovCap Equity Partners, Ltd. converted Series 1 Bridge Financing Note ($1,600,000 of unpaid principal plus interest, premiums and penalties) into 147,240 shares of Series B Convertible Preferred stock. The Series B Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 147,240 shares of Series B Preferred stock could convert their Preferred shares into 1,525,939 shares of common stock.

                           FORM 10-QSB

              CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933


Item 2.   Change in Securities and Use of Proceeds(continued)

Son T. Pham, Simon Le, Richard G. Schaefer, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., Philip Hankins, and SovCap Equity Partners, Ltd. are all accredited investors and have provided us written representations to that effect.

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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)


4.2	Registration Rights Agreement among the Company and the Purchasers
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

4.4	Amendment to Registration Rights Agreement between the Company and
Thumberland Limited dated as of November 8, 2000 (included as Exhibit
4.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 and incorporated herein by reference).

4.5	Registration Rights Agreement among the Company and the Purchasers identified therein (SovCap Equity Partners, Ltd.) dated as of June 28,
2002.

10.1	Employment Agreement between Joseph F. Kruy and the Company,
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.18	Series 1 Bridge Financing Note in favor of Arab Commerce Bank
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.27	Loan and Security Agreement, as amended, by and between the
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

10.32 Amendment to the Stock Purchase and Sale Agreement dated as of July 29, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham, Simon Le and Richard G. Schaefer.

10.33 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Richard Calvert.

10.34 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and H. Terry Snowday.

10.35 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and The Hankins Family Trust.

10.36 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Joseph Kruy.

10.37 Series A Preferred Stock Certificate of Designations.

10.38 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and SovCap Equity Partners, Ltd.

10.39 Series B Preferred Stock Certificate of Designations.

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



Item 6. Exhibits and Reports on Form 8-K (continued)


 (b) Reports on Form 8-K

     On November 7, 2001, we filed a Report on Form 8-K disclosing that we have entered into a letter of intent with Super PC Memory, Inc., a privately-held company, pursuant to which Super PC Memory would become a wholly-owned subsidiary of Cambex Corporation. On March 27, 2002, we filed a Report on Form 8-K disclosing that we had completed the acquisition of Super PC Memory, Inc. On May 30, 2002, we filed an amendment to the Report on Form 8-K in order to include financial statements and pro forma financial information required by Item 7 of Form 8-K.

                       FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2002 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        August 19, 2002









27