Form 10QSB
period 2002-09-30
CAMBEX CORP
filed 2002-11-14
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: September 30, 2002       Commission File No: 0-6933



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

Class                                 Outstanding as of September 30, 2002

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        September 30, 2002 AND DECEMBER 31, 2001

                                      ASSETS

                                               SEPTEMBER 30,   DECEMBER 31,
                                                     2002           2001


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   256,054   $   209,573

   ACCOUNTS RECEIVABLE,
   Less Reserves of $58,000
   in 2002 and in 2001                            1,892,592       240,384


   INVENTORIES                                      419,060       472,910

   PREPAID EXPENSES                                  81,754        56,729

      TOTAL CURRENT ASSETS                      $ 2,649,460   $   979,596

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,064,767   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,829,484   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,799,411     3,772,186

 NET PROPERTY AND EQUIPMENT                     $    30,073   $    45,418

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $      -      $   427,975
      GOODWILL                                      313,670          -
      OTHER                                          45,630        37,830

        TOTAL OTHER ASSETS                      $   359,300   $   465,805

  TOTAL ASSETS                                  $ 3,038,833   $ 1,490,819

                          CONSOLIDATED BALANCE SHEETS

                        SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                             SEPTEMBER 30,     DECEMBER 31,
                                                    2002             2001

CURRENT LIABILITIES:
LINE OF CREDIT                                $     816,639  $        -
LOAN AGREEMENT                                    1,003,746      1,057,991
NOTES PAYABLE                                       425,000      2,850,000
ACCOUNTS PAYABLE                                  2,202,059        826,852
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,689,540      2,629,765
ACCRUED EXPENSES                                  1,087,678      1,950,672

 TOTAL CURRENT LIABILITIES                    $   8,464,662  $   9,555,280

LONG TERM DEBT                                $        -     $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                          -            84,642
DEFERRED REVENUE                                       -              -

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares in 2002   $      98,223  $        -
 SERIES B - ISSUED - 147,240 shares in 2002         147,240           -

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares in 2002, and
  11,484,738 shares in 2001                       1,986,561      1,148,474
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     16,268,677
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             102,677        102,677
RETAINED EARNINGS (DEFICIT)                     (27,370,104)   (26,053,690)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2002 and in 2001                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,425,829) $  (9,422,833)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   3,038,833  $   1,490,819

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 29, 2001


                             For the Quarter Ended  For the Nine Months Ended

                         September 30,September 29,September 30,September 29,
                                  2002         2001        2002        2001


REVENUES                       $3,401,232 $  504,264 $11,475,309 $ 1,388,184
COST OF SALES                   2,463,138    225,996   8,630,093     679,736

Gross profit                   $  938,094 $  278,268  $2,845,216 $   708,448

OPERATING EXPENSES:
   Research and development    $  260,375 $  222,235  $  749,323 $   790,929
   Selling                        710,966     79,210   2,254,850     358,898
   General and administrative     207,173     78,220     714,948     345,470
   Total operating expenses    $1,178,514 $  379,665  $3,719,121 $ 1,495,297

OPERATING INCOME (LOSS)        $ (240,420)$ (101,397) $ (873,905)$  (786,849)

OTHER INCOME (EXPENSE):
    Interest expense             ( 77,554)  (143,000)   (442,509)   (412,000)
    Interest income                  -          -           -           -
    Other income (expense)           -          -           -           -
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS      $ (317,974)$ (244,397)$(1,316,414)$(1,198,849)
   Provision for income taxes        -          -           -           -
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS          $ (317,974)$ (244,397)$(1,316,414)$(1,198,849)
    Extraordinary Items              -          -           -           -
NET INCOME (LOSS)              $ (317,974)$ (244,397)$(1,316,414)$(1,198,849)
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
    Foreign Currency
     translation Adjustments         -          -           -           -
OTHER COMPREHENSIVE INCOME     $     -    $     -    $      -    $      -
TOTAL COMPREHENSIVE LOSS       $ (317,974)$ (244,397)$(1,316,414)$(1,198,849)

INCOME(LOSS) PER COMMON SHARE  $    (0.02)$    (0.02)$     (0.09)      (0.12)

Weighted Average Common Shares
 Outstanding                   18,300,000  9,940,000  14,500,000   9,875,000
Weighted Average Common and Common
Equivalent Shares Outstanding  18,300,000  9,940,000  14,500,000   9,875,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

              Preferred Stock  Common Stock  Capital in    Retained   Cost of
                     $1.00        $.10        Excess of     Earnings   Shares
                 Par Value     Par Value     Par Value     (Deficit)  Held in
                                                                     Treasury

BALANCE AT
 JANUARY 1, 2001      $    -    $1,128,785 $16,024,049$(24,510,407)$(876,966)
ADD:
Net loss              $    -    $     -    $      -   $( 1,198,849)$    -
Issuance of warrants       -          -          1,400        -         -
Issuance of common stock   -           250       3,031        -         -
Purchase of shares for
 the treasury              -          -           -           -      (12,005)
Conversion of note payable -        19,439     164,322        -         -

BALANCE AT
 September 29, 2001    $   -    $1,148,474 $16,192,802$(25,709,256)$(888,971)


BALANCE AT
 JANUARY 1, 2002       $   -    $1,148,474 $16,268,677$(26,053,690)$(888,971)
ADD:
Net loss               $   -    $     -    $      -   $( 1,316,414)$    -
Conversion of long
 term debt                 -       754,087     904,905        -         -
Acquisition of business    -        84,000     302,800        -         -
Conversion of notes
 payable                245,463       -      3,022,163        -         -

BALANCE AT
 SEPTEMBER 30, 2002    $245,463 $1,986,561$20,498,545$(27,370,104)$(888,971)



                  Accumulated Other
                 Comprehensive Income

BALANCE AT
January 1, 2001     $102,465
ADD                     -

BALANCE AT
SEPTEMBER 29, 2001  $102,465


BALANCE AT
January 1, 2002     $102,677
ADD                     -

BALANCE AT
SEPTEMBER 30, 2002  $102,667

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 29, 2001

	                                               Nine Months Ended
                                                  September 30,September 29,
                                                       2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(1,316,414)$(1,198,849)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $    27,225 $    38,025
 Amortization of prepaid expenses                        4,048       7,225
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable         1,055,507      24,437
  Decrease(increase)in inventory                       954,220      31,480
  Decrease(increase)in prepaid expenses             (   11,067)      2,407
  Decrease(increase)in other assets                        166        -
  Increase(decrease)in accounts payable             (  112,567)    206,399
  Increase(decrease)in accrued expenses                139,317     358,062
  Increase(decrease)in other liabilities            (   24,867) (   21,706)
     Total adjustments                             $ 2,031,982 $   646,329
Net cash provided by(used in) operating activities $   715,568 $(  552,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   175,000 $   550,000
 Proceeds from sale of common stock and warrants          -          4,681
 Net borrowings (repayments)under line of credit    (  789,842)       -
 Net borrowings (repayments)under loan agreement    (   54,245) (      377)
 Net cash provided by
 (used in) financing activities                    $(  669,087)$   554,304
 Effect of exchange rate changes on cash                  -          -
 Net increase (decrease) in
  cash and cash equivalents                        $    46,481 $     1,784
 Cash and cash equivalents at beginning of year        209,573     234,512
 Cash and cash equivalents at end of period        $   256,054 $   236,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    75,868 $    50,000
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Conversion of notes payable and accrued interest
 into common stock, net of deferred offering costs $     -    $    171,756
 Conversion of long term debt and accrued interest
 into common stock                                 $1,658,992 $       -
 Net assets of business acquired and increase
 in goodwill financed via issuance of common
 stock and accrued expenses                        $  511,800 $       -
 Conversion of notes payable and accrued interest
 into preferred stock, net of deferred
 offering costs                                    $3,267,626 $       -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                September 30,    December 31,
                                     2002           2001

       Raw materials              $  305,972    $  367,570
       Work-in-process                57,640        59,591
       Finished goods                 55,448        45,749


                                  $  419,060    $  472,910

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



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

(3)    Short Term Borrowings

       Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. At September 30, 2002 we had a balance of $816,639 under this line of credit. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,003,746 and $1,057,991 at September 30, 2002 and December 31, 2001, respectively.

       Notes payable of $425,000 at September 30, 2002 include $275,000 of advances payable which are due on demand. The $275,000 of advances payable includes amounts of $175,000 from related parties. In the second quarter of 2002, related party holders of secured notes converted $1,000,000 of principal plus $227,801 of accrued interest into 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares pay a 12% annual dividend. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(3)    Short Term Borrowings (continued)


       The balance of $150,000 represents a bridge financing note issued in 2000. The bridge financing note bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on this note at a rate of 12% per annum. The bridge note is convertible into shares of our common stock at any time at a share price of $6.09. Because the bridge note matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge note, the lender became entitled to premiums and penalties totaling approximately $43,600 (in addition to the repayment of principal and interest). Following conversion of the bridge note, if the lender does not realize at least a 20% gain on shares of common stock that it chooses to sell during the 90 days following conversion, then the lender is entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to the bridge notes and the attached repricing warrants, we issued the lender warrants to purchase 22,500 shares of common stock. These warrants have an exercise price of $7.01 per share. There is no value associated with these warrants recorded on our books.

                               FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):


(4)   Long-Term Debt and Related Matters

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:
                                  September 30,    December 31,
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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



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

Certain costs and expenses have not been completely determined at this point in time and may be adjusted in the future.

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



Notes & Comments (Continued):

(5)    Acquisition of Super PC Memory, Inc.(Continued)


Had the results of operations for Super PC Memory, Inc. been included for the whole nine months ended September 30, 2002 and for the nine months ended September 29, 2001, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                               Nine Months ended  Nine Months ended

                                  September 30,   September 29,
                                          2002         2001

Revenue: As Reported (000's)            $11,475      $ 1,388
         Pro Forma                       16,298       19,783

Net Income(Loss): As Reported (000's)    (1,316)      (1,199)
                   Pro Forma             (1,309)      (1,379)

Basic and Diluted EPS:As Reported        ( 0.09)      ( 0.12)
                      Pro Forma          ( 0.09)      ( 0.13)

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



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

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We design, manufacture, and market memory products that enhance the performance and reliability of computing systems and networking devices. A processor's memory is used to hold temporary instructions and data needed to execute tasks. This enables the computer's CPU to access instructions and data quickly. After upgrading a processor's memory, the computer will process data faster, because it will need to access its slower secondary storage (i.e., the disk drive) less frequently. We provide memory upgrade solutions for all the major servers, workstations, and personal computers manufactured by IBM, Sun, Hewlett-Packard, and Dell. Adding additional memory is both application transparent and the most cost-effective solution for eliminating many system performance bottlenecks.

We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel disk storage arrays and management software for the deployment of SAN solutions. SANs enhance and simplify the centralized management and sharing of data storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. By reselling fibre channel hardware and software products from leading manufacturers, together with our internally developed products, we are able to offer customers a complete interoperable SAN solution.

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the quarter ended September 30, 2002 and the quarter ended September 30, 2001

Our revenues were $3,401,000 for the quarter ended September 30, 2002 and $504,000 for the quarter ended September 29, 2001. Revenues for the three months ended September 30, 2002 increased 574% compared to revenues for the same three months in the prior year due to the additional memory sales by our Super PC Memory, Inc. subsidiary which was acquired during the first quarter of 2002.

Gross profit rate was 28% of sales for the three months ended September 30, 2002 and 55% for the three months ended September 29, 2001 due to the product mix as there are lower gross margins on our memory products than our fibre channel connectivity products.

Operating expenses for the three months ended September 30, 2002 increased by 210% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended September 30, 2002 increased by 798% compared to the amount of these expenses in the third quarter of fiscal 2001 due to the additional expenses of our subsidiary.

Interest expense decreased by 46% for the three months ended September 30, 2002 compared to the three months ended September 29, 2001. This decrease in interest expense was primarily due to the conversion of notes payable into common and preferred stock in the first and second quarters of 2002. We borrowed $150,000 in February 2000 in exchange for, among other things, our issuance of a bridge financing note that accrued interest at the rate of 8% per annum until its maturity in the third quarter of 2000. Since its maturity, the note is accruing interest at the rate of 12% per annum. During 2002 and 2001, we borrowed $150,000 and $550,000, respectively, in exchange for, among other things, our issuance of 12% promissory notes. Our Super PC Memory subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory. At September 30, 2002 we had a balance of $816,639 under this line of credit. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,003,746 and $1,057,991 at September 30, 2002 and December 31, 2001,

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


respectively. These borrowings were necessary to finance the development of new products and for working capital purposes.

Total comprehensive net loss for the third quarter of fiscal 2002 was $318,000, or $0.02 per share, as compared with $244,000, or $0.02 per share, for the third quarter of fiscal 2001.

Inflation

We did not experience any material adverse effects in the third quarter of 2001 or in the third quarter of 2002 due to general inflation.

Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for the last seven consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to our ability to generate revenues and gross profit in significantly greater amounts than in the past four fiscal years, and our ability to raise additional capital. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management continues to work to establish new strategic alliances that it believes will result in increases in revenues in the future through the sale of a greater volume of products. Management has also been active in trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues and gross profit or raise additional capital.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


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

Requirements

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. Currently, our cash burn rate from operations is approximately $80,000 per month or $960,000 per year at the current sales levels. For each $100,000 reduction in sales, our cash burn rate would increase by approximately $28,000 per month. Conversely, for each $100,000 increase in sales, our cash burn rate would decrease by approximately $28,000 per month. These numbers may change based on product mix. The time period for which we believe our capital is sufficient and the burn rate are estimates. The actual time period and burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are actively pursuing raising additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,003,746 at September 30, 2002. We also have notes payable of $425,000 at September 30, 2002 include $275,000 of advances payable which are due on demand. The $275,000 of advances payable includes amounts of $175,000 from related parties.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Resources

Our cash and marketable securities were $256,000 and $210,000 at September 30, 2002 and December 31, 2001, respectively. Working capital was a deficit of $5,815,000 and $8,576,000 at September 30, 2002 and at December 31, 2001,
respectively. The decrease in working capital deficit was primarily due to the conversion of debt into common and preferred stock. During the quarter ended September 30, 2002, we did not expend any funds for capital equipment. During fiscal 2002, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory. At September 30, 2002 we had a balance of $816,639 under this line of credit.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At September 30, 2002 we had a balance of $1,003,746 outstanding under this revolving credit facility.

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. We are actively pursuing raising additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

We are attempting to raise additional capital to cover the burn rate not covered by incremental gross profit. This amount is dependent upon sales and gross profit. If sales and gross profit do not increase or capital cannot be raised to cover the current burn rate, we intend to reduce operating expenses as much as practicable to continue operations until balance is established.

If we are not successful in raising additional capital or increasing our sales to adequate levels, we will not be able to continue our current operations and there is substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in raising such additional capital at all or on terms commercially acceptable to us or our shareholders.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


Item 3. Controls and Procedures

Our principal executive officer and principal financial officer, Joseph F. Kruy, has evaluated the effectiveness of our disclosure controls and procedures and concluded that there are no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and has determined that there are no material weaknesses in internal controls. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

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

10.32 Amendment to the Stock Purchase and Sale Agreement dated as of July 29, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham, Simon Le and Richard G. Schaefer (included as Exhibit 10.32 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.33 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Richard Calvert(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.34 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and H. Terry Snowday(included as Exhibit 10.34 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.35 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and The Hankins Family Trust(included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.36 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Joseph Kruy(included as Exhibit 10.36 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.37 Series A Preferred Stock Certificate of Designations(included as
Exhibit 10.37 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.38 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and SovCap Equity Partners, Ltd. (included as Exhibit 10.38 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.39 Series B Preferred Stock Certificate of Designations(included as
Exhibit 10.39 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).





(b) Reports on Form 8-K

    None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: September 30, 2002 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer


Dated:        November 14, 2002

Certifications:

I, Joseph F. Kruy, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Cambex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joseph F. Kruy
Joseph F. Kruy
President and Treasurer
(principal executive officer and principal financial officer)