Form 10KSB
period 2002-12-31
CAMBEX CORP
filed 2003-03-31
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

             For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year. $14,345,060

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 26, 2003 was $2,100,852 based on the closing price of the common stock on that date.

Indicate by check mark if issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X_   No __

The number of shares of Cambex Corporation's preferred stock outstanding as of March 26, 2003: 245,463.

The number of shares of Cambex Corporation's common stock outstanding as of March 26, 2003: 18,320,351.

                                    PART I

                              Item 1.  Business.

Overview

A Massachusetts corporation formed in 1968, we are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We design, manufacture, and market memory products that enhance the performance and reliability of computing systems and networking devices. We have been selling memory products to our customers since 1970. A processor's memory is used to hold temporary instructions and data needed to execute tasks. This enables the computer's CPU to access instructions and data quickly. After upgrading a processor's memory, the computer will process data faster, because it will need to access its slower secondary storage (i.e., the disk drive) less frequently. We provide memory upgrade solutions for most of the major servers, workstations, and personal computers manufactured by IBM, Sun, Hewlett-Packard, and Dell. Adding additional memory is both application transparent and the most cost-effective solution for eliminating many system performance bottlenecks.

We began developing our current fibre channel SAN product business in 1997. SANs enhance and simplify the centralized management and sharing of data storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. We develop and offer fibre channel host bus adapters and hubs, high availability software, fibre channel disk storage arrays and management software for the deployment of SAN solutions. By reselling fibre channel hardware and software products from leading manufacturers, together with our internally developed products, we are able to offer customers a complete interoperable SAN solution.

Founded in 1968, we have more than 32 years experience in providing electronic data storage products and solutions. For more than 30 years we were a supplier of IBM compatible mainframe computer memory having supplied memory and related products for seven generations of IBM mainframe computers. In 1997, in order to diversify our revenue stream as the mainframe memory market collapsed in the mid-1990s, we entered the fibre channel connectivity and disk array business. In March 2002, we acquired Super PC Memory, Inc., a supplier of memory products for computing systems and networking devices. As a result of the acquisition, we have realigned most of our efforts to the memory business.

We sell our products domestically and internationally directly to end users and through OEM, systems integrator, and value added reseller (VAR) channels. We sell our memory products directly to end users and through VARs. Our SAN products are sold through OEM, systems integrator and VAR channels and to a limited extent directly to end users.

Our executive offices are located at 360 Second Avenue, Waltham, Massachusetts 02451. We have field offices in Westminster, Colorado and Irvine, California. Our telephone number is (781) 890-6000. Our Web site is located at http://www.cambex.com.

                             Industry Background

In today's information-based economy, a company's information and databases are central to the value of the enterprise. The volume of business-critical data generated, processed, and stored has grown dramatically over the last decade. As a result, the ability to quickly access and manage large amounts of stored data is one of the most important challenges for organizations.

Memory

A computer typically accesses stored data from its own internal memory, internal hard disk drive, or external storage device such as a disk storage array or tape library. Memory provides the best performance, but is also the most expensive per storage unit (megabyte). Data retrieval from memory is more than 1000 times faster than retrieval from a disk drive. As CPU processing power is doubling every 18 months, data retrieval from disk storage is increasingly becoming a performance bottleneck. As a result, applications and users spend much of their time waiting for the retrieval of data resulting in lowered productivity. Recognizing the performance limitations of disk-based storage, the major server vendors have rearchitected their systems and processors to allow more data to be stored and accessed directly from memory. High-end servers from the major vendors (IBM, Sun Microsystems, Hewlett-Packard) now support more than 512 gigabytes of internal main memory. The need for fast data access, new servers with large memory capacities, and the decrease in memory prices is driving demand for memory upgrades.

Memory upgrades for high volume computing systems and devices are typically packaged as memory modules which conform to standards defining dimensions, capacity, performance, interface and pin-out. We offer a broad range of standard memory upgrades, including single in-line memory modules ("SIMMs"), dual in-line memory modules ("DIMMs") and small outline DIMMs ("SO DIMMs"). Memory modules are compact circuit board assemblies consisting of dynamic random access memory ("DRAM") chips, which constitute the main memory of a computer system.

Unlike memory for high volume computing systems, memory upgrades for high-end servers and mainframes typically involve proprietary designs. At the high-end, vendors focus on maximizing the performance, reliability, and diagnostic capabilities of the unique processor-to-memory architecture of their flagship products. This often results in proprietary memory module designs incorporating custom logic to support very high-speed memory bus protocols, error detection and correction, and self-test capabilities.

Memory upgrades for computing systems and networking devices are available from the original equipment manufacturer as well as from third party memory vendors. In addition to competing with each other, third party vendors primarily compete with the original equipment manufacturers by providing fully compatible memory at a much lower price.

Storage Area Networks

Large quantities of business critical data are typically stored on external disk storage arrays. These disk arrays are either directly attached to the computer server or are accessed through a network connection. Due to the significant volume of data being stored in today's business environment, traditional direct attached and network attached architectures often do not adequately support the requirements of data-intensive enterprises. In response to the demand for high-speed and high-reliability storage-to-server connectivity, the fibre channel interconnect protocol was developed in the early 1990s.

A storage area network is a network of servers and data storage devices interconnected via fibre channel at gigabit speeds. SANs provide an open, extensible platform for storage access in data intensive environments like those used for web hosting, online transaction processing and data warehousing. Equally important, SANs can be significantly less expensive to maintain and expand than traditional storage architectures because they enable shared, high-speed access to stored data as well as centralized management.

SANs use several basic components to make up the network, including the following:

	servers and workstations;
	fibre channel host bus adapters;
	fibre channel hubs and/or switches;
	disk and/or tape storage devices;
	copper or fiber optic cables; and
	management software.

All the components must work together to deliver a functional SAN environment.

Each server connects to a SAN through host bus adapters, which are printed circuit cards that fit in standard sockets on computer motherboards and enable high-speed data transfer. A host bus adapter connects the server to other devices in a SAN via cables. The cables connect the host bus adapter either directly to a fibre channel disk array or tape library or to a hub or a switch. Because fibre channel host bus adapter functions are regulated by software, each host bus adapter must include software designed to work with the particular operating system being used by the server/storage solution. These systems typically include all types of UNIX as well as Linux and Windows based operating systems.

Hubs and switches are devices that direct the flow of data from one computing device to another. When connecting multiple servers to one or more storage devices, a hub or switch is used to create a fibre channel network. Hubs and switches simplify cabling and allow the non-disruptive addition or removal of servers or storage devices from the storage area network.

                               Our Products

Memory Products

We offer a wide range of memory for the add-in memory market. Our add-in memory is used to upgrade personal computers, laptops, workstations, servers, mainframes, printers, routers, and other high volume computing and networking products. Our memory is packaged as memory modules which conform to standards defining dimensions, capacity, performance, interface and pin-out. We offer a broad range of standard memory upgrades, including single in-line memory modules ("SIMMs"), dual in-line memory modules ("DIMMs") and small outline DIMMs ("SO DIMMs"). Memory modules are compact circuit board assemblies consisting of dynamic random access memory ("DRAM") chips, which constitute the main memory of a computer system.

Our SIMMs are modules containing one or more DRAM chips on a small circuit board with pins connecting to a computer motherboard. SIMMs typically have 30 or 72 pins on one side of the board, delivering 8 and 32 data bits, respectively. Four 30-pin SIMMs or one 72-pin SIMM can be used to support a 32-bit CPU such as Intel's 486. Since microprocessor speeds are increasing rapidly, DIMMs are replacing SIMMs.

Our DIMMs are modules with pins on both sides of the memory module. DIMMs typically contain DRAM or synchronous DRAM ("SDRAM") chips that support faster microprocessors such as Intel's Pentium or IBM's PowerPC. For SDRAM chips, which have a 64-bit data connection to a computer, a single 168-pin DIMM supporting 64-bit data transfer can be used instead of two 72-pin SIMMs.

Our SO DIMMs are designed for notebook computers. Because of their small size (2 1/4" for 72 pin and 2 3/4" for 144 pin), SO DIMMs can hold very few DRAM chips.

We provide memory upgrade solutions for most of the major servers, workstations, and PCs manufactured by IBM, Sun, Hewlett-Packard, and Dell. We also sell memory upgrades for most white-box PCs, laser printers, and Cisco routers. Our memory products are designed to the same exacting specifications as original system memory and in most cases are identical in fit, form and function.

Fibre Channel SAN Products

We are a developer, manufacturer and reseller of fibre channel products that enable users to deploy SANs. We have developed a family of host bus adapters, hubs and software that provide increased bandwidth and availability when deploying mission-critical SANs. Our fibre channel disk arrays allow the storage of large amounts of online data in a high performance, high availability environment. By offering other SAN products, including disk arrays, tape drives and libraries, switches, routers, and software, from other leading manufacturers, we are able to deliver a complete, tested and interoperable SAN solution to our customers when required.

Technology

We possess multi-disciplinary technological expertise, which we utilize in designing our memory and SAN products.

Our expertise in designing memories includes (1) high-availability memory architecture and design including chip and board level sparing; (2) ASIC design utilizing high-speed semiconductor technologies and high-density packaging; and (3) comprehensive manufacturing test procedures - incorporating functional, thermal, voltage, and mechanical stress.

Our expertise in developing fibre channel SAN products includes software design and development, embedded hardware design, system design, and systems integration. We believe that our expertise in these technologies provides us with competitive advantages in time-to-market, price/performance, interoperability and product capabilities.

At our principal offices in Waltham, Massachusetts, we have established a systems integration lab to provide comprehensive functional and system level integration/interoperability testing between our fibre channel host bus adapters, hubs, disk arrays, and software with various computer platforms and fibre channel systems. Integration testing at our lab combines our products with various fibre channel SAN components to simulate the most commonly used functional configurations defined by our customers. The overall goal is to ensure enterprise class performance and interoperability in real world SAN deployments.

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2001 and 2002, our largest customers included Lockheed Martin, Oracle, Hewlett-Packard and StorageTek.

In the year ended December 31, 2002, our top five customers accounted for approximately 21% of our total net revenues, and, in the year ended December 31, 2001, our top five customers accounted for approximately 74% of our total net revenues. During 2002, no customer exceeded 10% of total revenues. During 2001, two customers, Compaq and StorageTek, accounted for 46% and 16%, respectively, of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

                           Customer Service and Support

We offer customer service and support programs that include telephone and on-site support 24 hours a day, seven days a week. In addition, we have designed our products to allow easy diagnostics and administration. We employ systems engineers for pre- and post-sales support and technical support engineers for field support.

                              Sales and Marketing

We sell our memory products principally through our Super PC Memory subsidiary. Super PC sells to Fortune 1000 corporations, mid-level businesses, government institutions and resellers. Our sales strategy is to employ a business-to-business sales model that provides factory direct orders to end users and resellers. We will continue to focus significant direct sales efforts on Fortune 1000 enterprises. This sets us apart from most of our major competitors in the memory upgrade business who sell through reseller channels. Our goal is to establish ourselves as the vendor of choice for filling the majority of the memory upgrade needs within large corporations. Our marketing strategy consists primarily of telemarketing.

We sell our fibre channel SAN products domestically and internationally to OEMs, systems integrators, and VARs as well as directly to end users in the United States. We target OEMs, systems integrators, and VARs who resell complete SAN solutions to end-users. Our sales and marketing strategy will continue to focus on the development of these indirect channel relationships.

Our marketing efforts are focused on increasing awareness of our fibre channel products, promoting SAN-based solutions, and advocating industry-wide standards and interoperability. We plan to participate in industry associations to promote and further enhance fibre channel technology and increase our visibility as industry experts. We also plan to participate in select trade show events and SAN conferences to promote our products and to continue our efforts to educate potential customers on the value of SANs.

                       Manufacturing, Test and Assembly

We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing, engineering, documentation control and certain finish assembly and test operations at our headquarter facility in Waltham, Massachusetts and our field facility in Irvine, California. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in four of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development five years ago. Over the last two fiscal years, our research and development expenses were approximately $914,000 in 2002, compared to $1,030,000 in 2001. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

Our principal competitors in the memory upgrade business are the computer system original equipment manufacturers (OEMs) and third party memory vendors. The major system OEMs we compete against are International Business Machines Corporation, Sun Microsystems, Hewlett-Packard, and Dell. The major third party memory vendors we compete against are Kingston Technology, Crucial Technology, and Dataram.

Our principal competitors in the fibre channel SAN market include Emulex Corporation, QLogic Corporation, JNI Corporation, International Business Machines Corporation, and Sun Microsystems.

Some of our OEM and reseller customers could develop products internally that would replace our products. The loss of opportunities to sell our products to any such OEM and reseller customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results and financial condition.

                               Intellectual Property

The intellectual property rights we have in our technology, which generally consists of programmable hardware logic, software and know-how associated with our product portfolio, principally arise from our own internal development efforts. We attempt to protect our technology through a combination of unpatented trade secrets, trademarks and contractual obligations. Our software products are protected by copyright laws. We cannot assure that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results.

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

                                     Employees

At March 26, 2003, we had 44 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



                             Item 2.  Properties

We currently lease approximately 68,000 square feet in an office facility in Waltham, Massachusetts pursuant to a lease that expires on May 31, 2003. Of the approximately 68,000 square feet leased, approximately 42,000 square feet of this space is subleased to unrelated parties for a term ending May 31, 2003. We currently lease approximately 8,800 square feet in an office facility in Westminster, Colorado pursuant to a lease that expires on September 30, 2008. We also currently lease approximately 3,500 square feet in an office facility in Irvine, California on a month-to-month basis.

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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                            PART II


              Item 5.  Market for Common Equity
                       and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 26, 2003 was 518. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2002 and December 31, 2001:



                                      2002                     2001

                               High        Low          High        Low

       First Quarter           0.80        0.52         1.56        0.63
       Second Quarter          0.80        0.29         0.75        0.34
       Third Quarter           0.45        0.17         0.37        0.20
       Fourth Quarter          0.30        0.12         1.01        0.16




We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the board of directors and to certain limitations imposed by the Massachusetts Corporation Laws. The timing, amount and form of dividends, if any, will depend, among other things, on our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

The series 1 bridge note purchase agreement with Arab Commerce Bank Ltd. provides that we may not pay cash dividends as long as the series 1 bridge note remains outstanding. With the consent of Arab Commerce Bank Ltd. and as long as we are not in default, we may pay dividends to preferred shareholders in accordance with our articles of organization and we may repurchase shares of our common stock issued upon the exercise of options granted under our stock option plans.

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

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up to two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "July through September 2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the July through September 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the July through September 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. As of March 26, 2003, the balance outstanding under Loan and Security Agreements is $275,000 of which $125,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

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


Comparison of fiscal years 2002 and 2001

Our revenues were $14,345,000 and $1,855,000 for 2002 and 2001, respectively. Revenues for 2002 increased 673% compared to revenues for the prior year due to the additional memory sales by our Super PC Memory, Inc. subsidiary which was acquired during the first quarter of 2002.

Gross profit rate was 26% of revenues in 2002, compared to 52% of revenues in 2001 due to the product mix as there are lower gross margins on our memory products than our fibre channel connectivity products.

Operating expenses in 2002 increased by 143% in comparison to operating expenses in the prior year. Research and development expenses in 2002 decreased by 11% compared to the amount of these expenses in 2001 due to decreases in contractor services. Selling and General and Administrative expenses for 2002 increased by 490% and 106% respectively compared to the amount of these expenses in 2001 due to the additional expenses of our Super PC Memory subsidiary.

Interest expense decreased by 8% in 2002 compared to 2001. This decrease in interest expense was primarily due to the conversion of notes payable into common and preferred stock in the first and second quarters of 2002, partially offset by interest paid to GE Capital Commercial Services, the lender providing a line of credit to our subsidiary.

We borrowed a total of $2,000,000 in January and February 2000 in exchange for, among other things, our issuance of bridge financing notes that accrued interest at the rate of 8% per annum until their maturity in the third quarter of 2000. Since their maturity, the remaining bridge notes have accrued interest at the rate of 12% per annum. As of March 26, 2003, one bridge financing note, held by Arab Commerce Bank Ltd., in the original principal amount of $150,000 remained outstanding. During 2002 and 2001, we borrowed $175,000 and $550,000, respectively, in exchange for, among other things, our issuance of 12% promissory notes. Our Super PC Memory subsidiary has a line of credit of up to $2,000,000 with GE Capital Commercial Services, Inc., which is limited to 75% of the eligible receivables of Super PC Memory. At December 31, 2002 we had a balance of $802,097 under this line of credit. At the present time, our Super PC Memory subsidiary is not in compliance with certain financial covenants of this line of credit with GE Capital Commercial Services, Inc. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,032,869 and $1,057,991 at December 31, 2002 and December 31, 2001, respectively. These borrowings were necessary to finance the development of new products and for working capital purposes.

Total comprehensive loss for 2002 was $1,478,000 or $0.09 per share, as compared with a total comprehensive loss of $1,543,000, or $0.16 per share, for 2001.

Inflation

We did not experience any material adverse effects in 2001 or 2002 due to general inflation.

Liquidity and Capital Resources

As discussed more fully in Note 1 to our audited consolidated financial statements, we have suffered substantial recurring losses from operations for the last seven consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to, our ability to generate revenues and gross profit in significantly greater amounts than in the past four fiscal years, and our ability to raise additional capital. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management continues to work to establish new strategic alliances that it believes will result in increases in revenues and gross profit in the future through the sale of a greater volume of products. Management has also been trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues and gross profit or raise additional capital.

Requirements

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. Currently, our cash burn rate from operations is approximately $80,000 per month or $960,000 per year at current sales levels. For each $100,000 reduction in sales per month, our cash burn rate would increase by approximately $28,000 per month. Conversely, for each $100,000 increase in sales per month, our cash burn rate would decrease by approximately $28,000 per month. These estimates may change based on product mix. The burn rate is an estimate. The actual burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are trying to raise additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,032,869 at December 31, 2002. We also have notes payable of $425,000 at December 31, 2002 which include $275,000 of advances payable which are due on demand. The $275,000 of advances payable includes $175,000 of borrowings from related parties. The notes payable balance of $150,000 represents the series 1 bridge financing note issued to Arab Commerce Bank in 2000.

Resources

Our cash and marketable securities were $545,000 and $210,000 at December 31, 2002 and December 31, 2001, respectively. Working capital was a deficit of $5,907,000 and $8,576,000 at December 31, 2002 and at December 31, 2001,
respectively. The decrease in working capital deficit from December 31, 2001 to December 31, 2002 was primarily due to the conversion of debt into common and preferred stock. During 2002, we did not expend any funds for capital equipment. During fiscal 2003, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory subsidiary has a line of credit of up to $2,000,000 with GE Capital Commercial Services, Inc., which is limited to 75% of the eligible receivables of Super PC Memory. At December 31, 2002 we had a balance of $802,000 under this line of credit. At the present time, our Super PC Memory subsidiary is not in compliance with certain financial covenants of this line of credit with GE Capital Commercial Services, Inc.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At December 31, 2002 we had a balance of $1,033,000 outstanding under this revolving credit facility.

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


            Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.

None.

                                   PART III


         Item 9. Directors and Executive Officers of the Registrant.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               71     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
Philip C. Hankins (1)(2)         71     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   76     Director
Robert J. Spain, Ph.D. (1)(2)    65     Director
Lois P. Lehberger                46     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



Joseph F. Kruy has served as our President, Chief Executive Officer and a member of our board of directors since our inception in 1968. Mr. Kruy has served as our Chairman of the Board since October 1975. Mr. Kruy holds a B.S. and a Diploma Engineering degree in electrical engineering from the Technical University of Budapest.

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

Lois P. Lehberger joined Cambex in June 1978 and has served as our controller since August 1998, and our Vice President since November 1999. Mrs. Lehberger was appointed clerk in May 2001. Mrs. Lehberger is responsible for our accounting and financial control functions. Mrs. Lehberger holds a B.A. in economics and accounting from the College of the Holy Cross.

                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2002 and December 31, 2001.

Summary Compensation Table
                                            Annual           Long Term
                                         Compensation(1) Compensation Awards
Name and Position              Year          Salary            Options(#)

Joseph F. Kruy                 2002          $200,000(2)           -
Chairman, President and CEO    2001          $200,000(2)           -

Lois P. Lehberger              2002          $ 80,000              -
Vice President,                2001          $ 78,057(3)           -
Controller and Clerk

(1)The columns for "Bonus", "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $100,000 and $51,923 for which payment has been deferred in 2002 and 2001, respectively.

(3)Includes $5,128 for which payment has been deferred.

Stock Options

The following table contains information concerning the grant of stock options under our Year 2000 Equity Incentive Plan to the executive officers named in the Summary Compensation Table. Each of the option grants listed below vests in five equal installments on the first through the fifth anniversaries of the date of grant.

Option Grants in Last Fiscal Year

Individual Grants


                  Number of     % of Total
                  Securities      Options
                  Underlying    Granted to     Exercise
                   Options     Employees in      Price    Expiration
Name                 (#)        Fiscal Year    ($/Share)     Date

Joseph F. Kruy         -             -             -           -

Lois P. Lehberger    50,000         7.14          0.22      8/7/12

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2002 December 31,2002(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -     64,500/90,000            45/-

(1) The closing price of our Common Stock on December 31, 2002 was $0.13 per share. The numbers shown reflect the value of options accumulated over all years of employment.


Employment Contracts and Termination Agreements

We entered into an employment agreement with Joseph F. Kruy on November
18, 1994. An extension of the term of this employment agreement to December 31, 2002 was approved by our board of directors in November 1999. This employment agreement is in the process of being extended. Under his employment agreement, Mr. Kruy is engaged to serve as our Chairman of the Board, President and Chief Executive Officer. Except for illness, reasonable vacations and other customary exceptions, during the term of the agreement, Mr. Kruy is to devote all of his working time and attention to the performance of his duties and responsibilities at Cambex. Mr. Kruy is to be paid a minimum annual base salary of $200,000 per year. Mr. Kruy is also entitled to participate in our Incentive Bonus Plan and is eligible to receive an annual bonus equal to 4% of our pre-tax profit, as that term is defined in the Incentive Bonus Plan. If Mr. Kruy voluntarily terminates his employment with us, he is entitled to receive his base annual compensation through the date of termination and any amount that he may be entitled to receive under the Incentive Bonus Plan in accordance with the terms of that

Plan. If, after Mr. Kruy voluntarily terminates his employment with us, he accepts employment during the remaining then current term of his agreement with an entity that directly competes with us, then we may cease paying Mr. Kruy any further amounts. If we terminate Mr. Kruy's employment for reasons other than for cause or if we give another person either the title or the powers of the Chief Executive Officer, then Mr. Kruy is entitled to continue to receive his annual base salary through the end of the then current term of the agreement, and is entitled to receive any incentive bonus that would have been earned under the Incentive Bonus Plan during the fiscal year in which his employment was terminated. If, following termination of Mr. Kruy's employment with us, he accepts employment elsewhere before December 31, 2002, then we do not have to continue to pay Mr. Kruy for the year ending December 31, 2002. Moreover, if on the date of termination of Mr. Kruy's employment with us, our assets are in the hands of a receiver, an assignee for the benefit of creditors, trustee in bankruptcy, debtor-in-possession or other entity for the benefit of creditors or if our consolidated net worth is less than our consolidated net worth at December 31, 1999, then we have no obligation to pay Mr. Kruy any amount after termination of his employment.

Our Super PC Memory, Inc. subsidiary entered into an employment agreement with Richard Schaefer as of March 12, 2002. Under his employment agreement, Mr. Schaefer is engaged to serve as Super PC Memory's Executive Vice President. During the term of the agreement, Mr. Schaefer is to devote all of his working time and attention to the performance of his duties and responsibilities at Super PC Memory. His employment, under the terms of his employment agreement, commenced on March 12, 2002 ("Commencement Date") and continues until December 31, 2004. Mr. Schaefer is to be paid an annual base salary of $180,000 per year. Mr. Schaefer is also entitled to participate in Cambex's Incentive Bonus Plan and is eligible to receive an annual bonus equal to 1% of Cambex's pre-tax profit, determined pursuant to Cambex's profit sharing plan, during the remainder of its 2002 fiscal year and its 2003 and 2004 fiscal years, subject to his continued employment at the conclusion of the year in question. Mr. Schaefer was also granted stock options to purchase up to 200,000 shares of the common stock of Cambex, such options to vest, subject to his continued employment, over four years in equal annual increments commencing on the first anniversary of his Commencement Date. In addition, Mr. Schaefer was granted stock options to purchase up to a maximum of 250,000 additional shares of the common stock of Cambex ("Performance Options"), such Performance Options to vest, subject to his continued employment, as follows: Performance Options earned based on profits and earnings during fiscal year 2002 shall vest over four years in equal annual increments commencing on the first anniversary of his Commencement Date; Performance Options earned based on profits and earnings during fiscal year 2003 shall vest over three years in equal annual increments commencing on the second anniversary of his Commencement Date; Performance Options earned based on profits and earnings during fiscal year 2004 shall vest over two years in equal annual increments commencing on the third anniversary of his Commencement Date; provided that the Performance Options shall be earned, and the vested portion shall be exercisable when earned, then the Performance Options shall become exercisable according to the following formula: two thousand shares shall vest for each $1,000,000 of gross profits and five thousand shares for each $1,000,000 of EBITDA generated by Super PC Memory in the three fiscal years ending December 31, 2004. If the application of this formula to the gross profits and EBIDTA over the three fiscal years would result in Mr. Schaefer's vesting in more than 250,000 Performance Options, then additional Performance Options shall be granted to him and will vest in four equal annual installments over the four year period ending on the eighth anniversary of the Commencement Date. If Mr. Schaefer voluntarily terminates his employment with Super PC Memory or he is terminated by Super PC Memory for cause or as a result of his death or disability, he is not entitled to receive any additional compensation following such termination other than compensation accrued but unpaid as of his termination date.

If Super PC Memory terminates Mr. Schaefer's employment for reasons other than for cause, and with a minimum of 90 days notice, then Mr. Schaefer will receive 50% of his annual base salary for one additional year following such termination. In addition, all options that would have become exercisable by December 31 of the year of such termination, shall immediately become exercisable. During the term of his employment and for a period of one (1) year following the expiration or termination of his employment, whether such termination is voluntary or involuntary, Mr. Schaefer shall not compete with, or own any interest in a business competitive with the business of, Super PC Memory, or solicit customers or employees of Super PC Memory.

Our Super PC Memory, Inc. subsidiary entered into an employment agreement with Simon Le as of March 12, 2002. Under his employment agreement, Mr. Le is engaged to serve as Super PC Memory's Executive Vice President. During the term of the agreement, Mr. Le is to devote all of his working time and attention to the performance of his duties and responsibilities at Super PC Memory. Mr. Le's employment, under the terms of his employment agreement, commenced on March 12, 2002 ("Commencement Date") and continues until December 31, 2004. Mr. Le is to be paid an annual base salary of $240,000 per year, less all amounts paid by Super PC Memory for Mr. Le's automobile expenses. Mr. Le is also eligible to receive an annual bonus equal to 0.5% of Super PC Memory's gross profit during its 2003 and 2004 fiscal years, subject to his continued employment. Mr. Le was also granted stock options to purchase up to 150,000 shares of the common stock of Cambex, such options to vest, subject to his continued employment, over four years in equal annual increments commencing on the first anniversary of his Commencement Date. If Mr. Le voluntarily terminates his employment with Super PC Memory or he is terminated by Super PC Memory for cause or as a result of his death or disability, he is not entitled to receive any additional compensation following such termination other than compensation accrued but unpaid as of his termination date. If Super PC Memory terminates Mr. Le's employment for reasons other than for cause, then Super PC Memory must pay Mr. Le his annual base salary and his options will continue to vest, as if he remained an employee of Super PC Memory for the full term of his employment agreement, except that any options scheduled to vest on the fourth anniversary of the Commencement Date shall instead vest on the third anniversary of the Commencement Date. During the term of his employment and for a period of one
(1) year following the expiration or termination of his employment, whether such termination is voluntary or involuntary, Mr. Le shall not compete with, or own any interest in a business competitive with the business of, Super PC Memory, or solicit customers or employees of Super PC Memory.

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


  Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 26, 2003, by:

      each person, or group of persons, known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock;
      each of our directors;
      each of our executive officers; and
      all current directors and officers of Cambex as a group.

Unless otherwise noted in the table, the address for each person listed in the table is c/o Cambex Corporation, 360 Second Avenue, Waltham, MA 02451.

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)             6,556,176          		 33.0%

Richard E. Calvert(4)          4,073,586           		 20.2
 7784 East Shore Road
 Traverse City, MI 49686

H. Terry Snowday, Jr.(5)       2,617,302           		 13.7
 7784 East Shore Road
 Traverse City, MI 49686

SovCap Equity Partners, Ltd.(6)1,765,939            		  8.8
 Cumberland House
 #27 Cumberland St.
 P.O. Box CB-13016
 Nassau, New Providence
 The Bahamas

Bruce D. Rozelle(7)            1,700,000            		  8.5
 9 Webster Circle
 Sudbury, MA 01776

Peter J. Kruy (8)              1,347,164            		  7.2

Philip C. Hankins (9)            630,220            		  3.3

C.V. Ramamoorthy                  99,156             		   *

Robert J. Spain                     -0-              		   *

Lois P. Lehberger (10)            64,500             		   *

All directors and executive
officers as a group
(5 persons) (11)               7,350,052           		 35.9


_______________
*		Represents beneficial ownership of less than 1%.

(1) Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days following March 26, 2003 (May 25, 2003) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2) Percentage of ownership is based on 18,320,351 shares of common stock outstanding as of March 26, 2003.

(3) Includes 1,300,103 shares of common stock issuable upon exercise of stock purchase warrants issued in 1998, 1999, 2000 and 2001 exercisable within 60 days following March 26, 2003 (or by May 25, 2003). Includes 270,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002. This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd., the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 1,342,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 26, 2003 (or by May 25,
2003). Also, includes 469,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(5) Includes 642,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 26, 2003 (or by May 25, 2003). Some of these warrants are held by family members and Mr. Snowday disclaims beneficial ownership of those shares. Includes 107,610 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(6) Consists of 1,525,939 shares issuable upon the conversion of Series B Preferred stock and a total of 240,000 shares issuable upon exercise of two common stock purchase warrants. Mr. Barry Herman, the President of SovCap Equity Partners, Ltd. has both voting and investment control over these shares. Mr. Herman disclaims beneficial ownership of these shares.

(7) Consists of 1,700,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 26, 2003 (or by May 25,
2003) held by B.A. Associates. Bruce Rozelle, a son-in-law of Joseph F. Kruy, has both voting and investment control over B.A. Associates. Mr. Rozelle disclaims beneficial ownership of these shares.

(8) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, 135,000 shares subject to currently exercisable options, and 250,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 26, 2003 (or by May 25, 2003). Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin
Pledge Agreement, CyberFin has the right to vote the pledged shares.

(9) Includes 390,000 shares of common stock issuable upon exercise of stock purchase warrants issued in November 1999 and 2000 exercisable within 60 days following March 26, 2003 (or by May 25, 2003). Includes 135,220 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(10) Consists of 64,500 shares subject to options exercisable within 60 days following March 26, 2003 (or by May 25, 2003).

(11) Includes 2,160,023 shares subject to options and warrants exercisable within 60 days following March 26, 2003 (or by May 25, 2003) and stock issuable upon conversion of Series A Preferred stock. See footnotes
(3)through (10) above.

Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.


          Item 12.  Certain Relationships and Related Transactions.

On June 1, 1998, we borrowed approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, our Chairman of the Board, President and Chief Executive Officer, and $250,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert, each greater than 5% shareholders of Cambex, in exchange for the issuance of 10% Subordinated Convertible Promissory Notes (the "10% Notes"). Under the terms of the 10% Notes, which are due on April 30, 2003, the holders may convert the 10% Notes into shares of common stock at a conversion price of $0.22 per share. In addition to the 10% Notes, each holder, including Messrs. Kruy, Snowday and Calvert, were issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar loaned to us. Additional Stock Purchase Warrants to purchase 96,373 shares of common stock, at an exercise price of $0.50 per share, were issued to the holders of 10% Notes on June 1, 1999 in relation to interest due on the June 1, 1998 notes. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert. From June 1, 1999 through August 18, 1999, we raised $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes. During this time period Joseph F. Kruy loaned us $100,000, and Messrs. Snowday and Calvert each loaned us $55,000 of the total amount that we borrowed. In exchange for these loans, we issued 10% Subordinated Convertible Promissory Notes, including 10% Subordinated Convertible Promissory Notes to Messrs. Kruy, Snowday and Calvert. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert were on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert. On March 29, 2002, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr. and a person unrelated to the company converted their 10% Subordinated Convertible Promissory Notes and accrued interest into common stock. They were issued 7,540,871 shares of common stock at $0.22 per share. As of December 31, 2002 none of the 10% Notes remained outstanding.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned by Bruce Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2001 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,100,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted
BAA a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We are obligated to pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with BAA were on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy. If we were to default under the terms of the Loan and Security Agreement and as a result BAA demanded immediate repayment of the amounts owed to it under the Loan and Security Agreement, we would be unable to satisfy the obligation.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up to two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "July through September 2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the July through September 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the July through September 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. As of December 31, 2002, the balance outstanding under Loan and Security Agreements is $275,000 of which $125,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.


  Item 13.  Exhibits and Reports on Form 8-K.


       (a)   The following documents are filed as part of this report:

             (1) The financial statements listed in the index to financial statements appearing at page F-1 of this report, which index is incorporated in this item by reference.

             (2)   See the exhibit index following on page A-1.



        (b) On November 14, 2002, we filed a Report on Form 8-K furnishing one form of Certification, signed by Joseph F. Kruy, President and Treasurer of Cambex Corporation, the Company's principal executive officer and principal financial officer, as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States
            Code).



                      Item 14. Controls and Procedures

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

3.3 Series A Preferred Stock Certificate of Designations (included as Exhibit
10.37 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

3.4 Series B Preferred Stock Certificate of Designations (included as Exhibit
10.39 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

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

4.3	Registration Rights Agreement between the Company and SovCap Equity
Partners, Ltd. dated as of June 28, 2002 (included as Exhibit 4.3 to the Company's Registration Statement on Form SB-2, filed with the Commission on November 25, 2002 and incorporated herein by reference).

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

                                      A-2

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

10.22	Loan and Security Agreement, as amended, by and between the
Company and BA Associates, Inc. (included as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed with the Commission on November 29, 2000, Reg. No. 333-50936, and incorporated herein by reference.)

10.23 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000 (included as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).
                                 A-3

10.24 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.25 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.26 Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham,
Simon Le and Richard G. Schaefer (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2002, and incorporated herein by reference).

10.27 Amendment to the Stock Purchase and Sale Agreement dated as of July 29, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham, Simon Le and Richard G. Schaefer (included as Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.28 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and Richard Calvert (included as Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.29 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and H. Terry Snowday (included as Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.30 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and The Hankins Family Trust (included as Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.31 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and Joseph Kruy (included as Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.32 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and SovCap Equity Partners, Ltd (included as Exhibit 10.38 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

21.1	List of subsidiaries of the Company.

99.2 Consent of Sullivan Bille, P.C.

99.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

99.2 Risk Factors.
                                     A-4

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 7 and
                        Part III, Item 13 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2002 and 2001        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2002 and December 31, 2001            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2002 and
       December 31, 2001                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2002 and December 31, 2001      F - 7

Notes to Consolidated Financial Statements                      F - 8







                                                               F-1

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
March 17, 2003





                                                    F-2

                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2002          2001


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   544,911   $   209,573

   ACCOUNTS RECEIVABLE,
   Less Reserves of $120,000
   in 2002 and $58,000 in 2001                    1,334,374       240,384


   INVENTORIES                                      364,851       472,910

   PREPAID EXPENSES                                  68,953        56,729

      TOTAL CURRENT ASSETS                      $ 2,313,089   $   979,596

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,072,567   $ 3,052,887
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,837,284   $ 3,817,604

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,812,872     3,772,186

 NET PROPERTY AND EQUIPMENT                     $    24,412   $    45,418

OTHER ASSETS
      DEFERRED OFFERING COSTS                   $      -      $   427,975
      GOODWILL                                      257,372          -
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   295,202   $   465,805

  TOTAL ASSETS                                  $ 2,632,703   $ 1,490,819

The accompanying notes are an integral part of these consolidated financial statements.


                                       F-3

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2002             2001

CURRENT LIABILITIES:
LINE OF CREDIT                                $     802,097  $        -
LOAN AGREEMENT                                    1,032,869      1,057,991
NOTES PAYABLE                                       425,000      2,850,000
ACCOUNTS PAYABLE                                  1,560,147        826,852
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES-SHORT
 TERM PORTION                                     2,543,181      2,629,765
ACCRUED EXPENSES                                  1,616,864      1,950,672

 TOTAL CURRENT LIABILITIES                    $   8,220,158  $   9,555,280

LONG TERM DEBT                                $        -     $   1,273,730
OTHER LIABILITIES-LONG
 TERM PORTION                                          -            84,642

STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares in 2002   $      98,223  $        -
 SERIES B - ISSUED - 147,240 shares in 2002         147,240           -

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 19,865,609 shares in 2002, and
  11,484,738 shares in 2001                       1,986,561  $   1,148,474
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     16,268,677
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             101,774        102,677
RETAINED EARNINGS (DEFICIT)                     (27,530,827)   (26,053,690)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY 1,545,258
       in 2002 and in 2001                         (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,587,455) $  (9,422,833)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   2,632,703  $   1,490,819

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2002         2001


REVENUES                                         $14,345,060 $ 1,855,011
COST OF SALES                                     10,555,258     892,297

Gross profit                                     $ 3,789,802 $   962,714

OPERATING EXPENSES:
   Research and development                      $   914,188 $ 1,030,241
   Selling                                         2,978,152     504,399
   General and administrative                        866,970     420,357
   Total operating expenses                      $ 4,759,310 $ 1,954,997

OPERATING INCOME (LOSS)                          $(  969,508)$(  992,283)

OTHER INCOME (EXPENSE):
   Interest expense                                 (507,629) (  551,000)

INCOME (LOSS) BEFORE INCOME TAXES                $(1,477,137)$(1,543,283)
   Provision for income taxes                           -           -

NET INCOME (LOSS)                                $(1,477,137)$(1,543,283)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustments       (      903)        212

TOTAL COMPREHENSIVE INCOME (LOSS)                $(1,478,040)$(1,543,283)

INCOME(LOSS) PER COMMON SHARE                    $     (0.09)$     (0.16)

Weighted Average Common Shares Outstanding        16,320,000   9,890,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     16,320,000   9,890,000

The accompanying notes are an integral part of these consolidated financial statements.

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                  Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10       Excess of     Other      Earnings Shares of
                   Par Value    Par Value  Comprehensive (Deficit)Common
Stock
                                               Income                Held in
                                                                    Treasury

BALANCE AT DECEMBER
 31, 2000             $1,128,785 $16,024,049 $102,465 $(24,510,407)$(876,966)

ADD:
Net loss              $     -    $      -    $   -    $( 1,543,283)$    -
Issuance of warrants        -          1,400     -            -         -
Issuance of common stock     250       3,031     -            -         -
Purchase of shares for
 the treasury               -           -        -            -      (12,005)
Translation adjustment      -           -         212         -         -
Conversion of note payable19,439     240,197     -            -         -

BALANCE AT
 DECEMBER 31, 2001    $1,148,474 $16,268,677 $102,677 $(26,053,690)$(888,971)

ADD:
Net loss              $     -    $      -    $   -    $( 1,477,137)$    -
Conversion of long
 term debt               754,087     904,905     -            -         -
Acquisition of business   84,000     302,800     -            -         -
Translation adjustment      -           -        (903)        -         -
Conversion of notes
 Payable                    -      3,022,163     -            -         -

BALANCE AT
 DECEMBER 31, 2002    $1,986,561 $20,498,545 $101,774 $(27,530,827)$(888,971)


                        Series A             Series B
                      Preferred Stock    Preferred Stock
                      $1.00 Par Value    $1.00 Par Value

BALANCE AT
 DECEMBER 31, 2001    $   -              $    -

Conversion of notes
 Payable                98,223             147,240

BALANCE AT
 DECEMBER 31, 2002    $ 98,223           $ 147,240


The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(1,477,137)$(1,543,283)
Adjustments to reconcile net income(loss) to net
cash provided by(used in)operating activities:
 Depreciation                                      $    40,686 $    50,705
 Amortization of prepaid expenses                        4,048       7,225
 Common stock issued as compensation                      -          3,281
Change in assets and liabilities:
  Decrease (increase) in accounts receivable         1,590,204      82,504
  Decrease(increase)in inventory                     1,077,854     (12,290)
  Decrease(increase)in prepaid expenses                  1,900       3,347
  Increase(decrease)in accounts payable             (  754,479)    242,126
  Increase(decrease)in accrued expenses                678,897     599,177
  Increase(decrease)in other liabilities            (  171,226)   ( 22,886)
     Total adjustments                             $ 2,467,884 $   953,189
Net cash provided by(used in) operating activities $   990,747 $(  590,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   175,000 $   550,000
 Proceeds from sale of common stock and warrants          -          1,400
 Purchase of common stock for the treasury                -        (12,005)
 Net borrowings(repayments) under line of credit    (  804,384)
 Net borrowings(repayments) under loan agreement    (   25,122)     25,548
 Net cash provided by
 (used in) financing activities                    $(  654,506)$   564,943
 Effect of exchange rate changes on cash            (      903)        212
 Net increase (decrease) in
  cash and cash equivalents                        $   335,338 $  ( 24,939)
 Cash and cash equivalents at beginning of year        209,573     234,512
 Cash and cash equivalents at end of year          $   544,911 $   209,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $   117,371 $    50,000
  Income Taxes                                            -           -
Non-cash financing activity:
 Conversion of notes payable and accrued interest
 into common stock, net of deferred offering costs $      -    $   259,636
 Conversion of long term debt and accrued interest
 into common stock                                   1,658,992        -
 Net assets of business acquired and increase
 in goodwill financed via issuance of common stock     511,800        -
 Conversion of notes payable and accrued interest
  into preferred stock, net of deferred
  offering costs                                   $ 3,267,626 $      -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2002 and 2001

(1)   Liquidity


As further described in Note 12, from June 1, 1998 through August 18, 1999, we raised $1,270,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes. We also have a loan and security agreement under which we may borrow up to $1,100,000 outstanding at any one time of which $1,032,869 was outstanding as of December 31, 2002. During 1999, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum and maturities of November, 2001. During 2000, we raised $2,000,000 in cash from the issuance of series 1 bridge financing notes that matured in the third quarter of 2000. During 2001, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum. During 2002, we raised $175,000 in cash from the issuance of notes payable with interest at 12% per annum.

We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our working capital deficit is a significant threat to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors including, but not limited to, our ability to generate revenues and gross profits in significantly greater amounts than in the past five fiscal years and our ability to raise additional capital. The additional financing, if obtained, will be used to fund our continuing operations, particularly in development, sales and marketing. Our management continues to work to establish new strategic alliances that it believes will result in increased revenues through the sale of a greater volume of products. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. Currently, our cash burn rate from operations is approximately $80,000 per month or $960,000 per year at current sales levels. For each $100,000 reduction in sales per month, our cash burn rate would increase by approximately $28,000 per month. Conversely, for each $100,000 increase in sales per month, our cash burn rate would decrease by approximately $28,000 per month. These estimates may change based on product mix. The burn rate is an estimate. The actual burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are trying to raise additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2002 and 2001

                                 (Continued)
(1)Liquidity(continued)

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







                                           F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2002 and 2001

                                 (Continued)


(2)   Summary of Significant Accounting Policies - Continued

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2002               2001

     Raw materials                     $   215,693        $   367,570
     Work-in-process                        69,412             59,591
     Finished goods                         79,746             45,749

                                       $   364,851        $   472,910


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

Depreciation expense of $40,686 and $50,705, was recorded for the periods ended December 31, 2002 and December 31, 2001, respectively.

Deferred Offering Costs

Deferred offering costs represented the costs associated with the registration of our common stock and were reduced as series 1 bridge financing notes were converted.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2002 and 2001

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

For the years ended December 31, 2002 and December 31, 2001, common share equivalents (options, warrants and convertible preferred stock) were not included in diluted income (loss) per share because we incurred a loss for the year. The inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income (loss) per share.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost which approximates market value. Cash equivalents include certificates of deposit, government securities and money market instruments purchased with maturities of less than three months.

Stock Options

Proceeds from the sale of newly issued stock to employees under our stock option plans are credited to common stock to the extent of par value and the excess to capital in excess of par value.

Disclosures about the Fair Value of Financial Instruments

Our financial instruments consist mainly of cash, cash equivalents, accounts receivable, investment in sales-type leases, property held for sale, accounts payable, notes payable, a line of credit and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2002 and 2001

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued


Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards (SFAS) No. 142, goodwill cannot be amortized. However, a test for impairment must be performed annually, or immediately, if events or changes in circumstances indicate that such an impairment could exist. The goodwill impairment test has two steps. We identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value exceeds the book value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the book value exceeds its fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for such plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock (See Note
10).




                                           F-12

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2002 and 2001
                                 (Continued)

 (3)   Business Operations

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We sell our products to OEMs, resellers and directly to end-users. In 2001 and 2002, our largest customers included Lockheed Martin, Oracle, Hewlett-Packard and StorageTek.

In the year ended December 31, 2002, our top five customers accounted for approximately 21% of our total net revenues, and, in the year ended December 31, 2001, our top five customers accounted for approximately 74% of our total net revenues. During 2002, no customer exceeded 10% of total revenues. During 2001, two customers, Compaq and StorageTek, accounted for 46% and 16%, respectively, of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.


(4)   Income Taxes

In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following table presents the components of income (loss) before income taxes and extraordinary items:


                Year ended        Year ended
                December 31,      December 31,
                   2002             2001


Domestic         $(1,476,000)     $(1,541,000)

Foreign           (    1,000)      (    2,000)

                 $(1,477,000)     $(1,543,000)

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2002 and 2001

                                 (Continued)

(4)   Income Taxes (continued)

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended

                               December        December
                                 2002            2001

Provision (credit) at
federal statutory rate        $( 502,200)     $ (524,700)

State tax provision
(credit), net of federal
tax benefit                    (  93,000)       ( 97,000)

Foreign and other losses
for which no benefits have
been recorded                        500             700

Change in valuation
allowances                       594,500         620,600

Other                                200             400
                              $    -0-        $    -0-



We have federal net operating loss carryovers totalling $23,707,000 which expire through the year ended December 31, 2022.



                                             F-14

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002 and 2001

                                 (Continued)


(4)   Income Taxes - Continued


The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2002 and 2001 are as follows:

                                   December       December
                                     2002           2001

Assets
Reserves not currently deductible
 for tax purposes                  $ 1,528,000    $ 1,350,000
State tax net operating loss
 carryforward                        2,319,000      2,225,000
Federal net operating loss
 carryforward                        7,302,000      6,998,000
Employee benefits                       51,000         32,000
Other                                   36,000         36,000

 Total deferred tax assets         $11,236,000    $10,641,000

Liabilities
Fixed asset basis difference       $         0    $         0
Other                                  103,000        104,000

 Total deferred tax liabilities    $   103,000    $   104,000

Net deferred tax asset             $11,339,000    $10,745,000
Valuation allowance                (11,339,000)   (10,745,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.




                                                   F-15

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2002 and 2001


                                 (Continued)

(5)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 12. The outstanding balance due to the related party was $1,032,869 and $1,057,991 at December 31, 2002 and 2001, respectively.

Notes payable of $2,850,000 at December 31, 2001 include $1,100,000 of advances payable which are due on demand. The $1,100,000 of advances payable includes amounts of $1,000,000 from related parties. Notes payable of $425,000 at December 31, 2002 include $275,000 of advances payable which are due on demand. The $275,000 of advances payable includes amounts of $175,000 from related parties. These notes are further described in Note 12. In the second quarter of 2002, related party holders of secured notes converted $1,000,000 of principal plus $227,801 of accrued interest into 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.

The balance of $150,000 and $1,750,000 as of December 31, 2002 and December 31, 2001, respectively, represents series 1 bridge financing notes issued in 2000. During the first quarter of 2000, we borrowed $2,000,000 in cash from SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. as a result of this bridge financing.

The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at any time at a weighted average per share price of $4.08. Because the bridge notes matured before we registered, under the Securities Act of 1933, as amended, the offer and resale of shares of our common stock issuable upon conversion of the bridge notes and exercise of the repricing warrants and the common stock purchase warrants described above, SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. became entitled to premiums and penalties totaling approximately $607,000 (in addition to the repayment of principal and interest). Following conversion of the bridge notes, if SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. do not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. are entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2002 and 2001

                                 (Continued)

(5)   Short Term Borrowings (continued)

warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. There is no value associated with these warrants recorded on our books. In the fourth quarter of 2000, one of our lenders, converted a portion of its Series 1 Bridge Financing Note ($50,000 of unpaid principal plus interest, premiums and penalties) into 18,232 shares of our common stock at a conversion price of $3.79.In the first quarter of 2001, the same lender, converted the balance of its Series 1 Bridge Financing Note ($200,000 of unpaid principal plus interest, premiums and penalties) into 74,335 shares of our common stock at a conversion price of $3.79. They also exercised a repricing warrant and received 112,778 shares of our common stock. In the second quarter of 2002, one of our lenders converted $1,600,000 of principal, $487,067 of premium and penalties, $430,733 of interest, and all attached repricing warrants into 147,240 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series B Convertible Preferred stock was $17.10. The Series B Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 147,240 shares of Series B Preferred stock could convert their Preferred shares into 1,525,939 shares of common stock. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible.

Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. At December 31, 2002 we had a balance of $802,097 under this line of credit. At the present time, our Super PC Memory, Inc. subsidiary is not in compliance with certain financial covenants of this line of credit.


(6)   Long-Term Debt and Related Matters

Long-term debt at December 31, 2002 and 2001 consists of the following:

                                                     2002            2001
          Subordinated Convertible Notes
          with interest rate of 10%
          due April 30, 2003                       $     -       $1,273,730


During 2002, under the terms of these 10% notes, the holders converted the 10% notes and accrued interest into shares of common stock at a conversion price of $0.22 per share. Of the advances received for the notes, approximately $1,070,000 was received from related parties and is discussed in Note 12.

                                F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2002 and 2001

                                 (Continued)


(7)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2002 and 2001 were approximately 16,320,000 and 9,890,000, respectively.

Common stock equivalents include the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants (see Note 10) and conversion of preferred stock, assuming that we reinvested the proceeds to purchase additional shares at market value. Common stock equivalents also include shares of common stock that would be issuable upon conversion of subordinated promissory convertible notes.

Options and warrants to purchase 8,396,188 and 7,416,034 weighted average shares of common stock during the years ended December 31, 2002 and December 31, 2001, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share. Weighted average shares issuable from convertible notes of 1,550,961 and 6,234,640 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 10, options and warrants to purchase 8,846,765 and 7,680,265 shares of common stock outstanding at December 31, 2002 and 2001, respectively, and 24,630 and 6,226,522 shares of common stock issuable upon conversion of notes outstanding at December 31, 2002 and 2001 could potentially dilute basic income (loss) per share in the future.


(8) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 245,463 shares are issued and outstanding as of December 31,2002. Of the 245,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 147,240 shares are Series B Convertible Preferred shares. Both the Series A and Series B
Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. The 147,240 shares of Series B Preferred stock are convertible into up to a total of 1,525,939 shares of our common stock.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)



(9)   Commitments and Contingencies

At December 31, 2002, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year


                  2003              $  587,098
                  2004                 402,032
                  2005                 281,996
                  2006                 245,907
                  2007                 137,640
                  2008                 103,230

                  Total             $1,757,903

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $634,000 for the year ended December 31, 2002 and $113,000 for the year ended December 31, 2001. During 1999 and 2000, we entered into agreements to sublet portions of our facilities to unrelated parties.

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

(10)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 72,120 options to purchase shares of our common stock were outstanding as of December 31, 2002. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2002, there were 575,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 947,000 options to purchase shares of our common stock were outstanding as of December 31, 2002. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2002, we had three stock option plans for officers and certain employees under which 2,147,120 shares were reserved and options for 553,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between December 20, 2003 and August 7, 2012.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(10)   Stock Options and Warrants - Continued


Stock option activity for the two years ended December 31, 2002 was as follows:


Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options

	Outstanding at December 31, 2000  1,317,620          $.12  -  $5.30

	Granted                             240,000           .40  -    .62
	Exercised, cancelled or
	    Expired                        (455,000)          .26  -   5.30
	Outstanding at December 31, 2001  1,102,620           .12  -   5.30

	Granted                             700,000           .22  -    .45
	Exercised, cancelled or
	    Expired                        (208,500)          .12  -   3.00
	Outstanding at December 31, 2002  1,594,120          $.12  -  $5.30


As of December 31, 2002 and 2001, options for 589,920 and 598,020 shares were exercisable at aggregate option prices of $133,854 and $122,594, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                     December 31,  December 31,
                                          2002         2001

Net Income (Loss): As Reported (000's)    (1,477)      (1,543)
                   Pro Forma              (1,539)      (1,591)

Basic and Diluted EPS:As Reported         ( 0.09)      ( 0.16)
                      Pro Forma           ( 0.09)      ( 0.16)



                                                          F-20

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(10)   Stock Options and Warrants - Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2002           2001

Assumptions:
      Risk free interest rate           5.17%          4.64%
      Expected dividend yield              0%             0%
      Expected life in years              10             10


As of December 31, 2002 and 2001, warrants to purchase 7,252,645 and 6,577,645 shares of common stock at weighted average prices of $1.12 and $1.19 per share, respectively, were outstanding and an equal number of shares were reserved for issuance.

(11)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There was no provision for additional compensation in 2002 or 2001.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. There was no matching contribution in 2002 or 2001.

We offer no post-retirement benefits other than those provided under the Plan.


                                                                F-21

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2002 and 2001

                                 (Continued)



(12)  Related Party Transactions

On June 1, 1998, we borrowed approximately $1,060,000, including approximately $460,000 from Joseph F. Kruy, our Chairman of the Board, President and Chief Executive Officer, $250,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert, each greater than 5% shareholders of Cambex, in exchange for the issuance of 10% Subordinated Convertible Promissory Notes (the "10% Notes"). Under the terms of the 10% Notes, which are due on April 30, 2003, the holders may convert the 10% Notes into shares of common stock at a conversion price of $0.22 per share. In addition to the 10% Notes, each holder, including Messrs. Kruy, Snowday and Calvert, were issued a Stock Purchase Warrant, the exercise of which will allow the warrant holder to purchase one share of common stock, at $0.50 per share, for each dollar loaned to us. Additional Stock Purchase Warrants to purchase 96,373 shares of common stock, at an exercise price of $0.50 per share, were issued to the holders of 10% Notes on June 1, 1999 in relation to interest due on the June 1, 1998 notes. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert, and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert. From June 1, 1999 through August 18, 1999, we raised $210,000 in exchange for the issuance of 10% Subordinated Convertible Promissory Notes. During this time period Joseph F. Kruy loaned us $100,000, and Messrs. Snowday and Calvert each loaned us $55,000 of the total amount that we borrowed. In exchange for these loans, we issued 10% Subordinated Convertible Promissory Notes, including 10% Subordinated Convertible Promissory Notes to Messrs. Kruy, Snowday and Calvert. We believe that the borrowing arrangements we made with Messrs. Kruy, Snowday and Calvert were on terms at least as favorable to us as we would have expected from lenders unrelated to us and Messrs. Kruy, Snowday and Calvert. On March 29, 2002, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr. and a person unrelated to the company converted their 10% Subordinated Convertible Promissory Notes and accrued interest into common stock. They were issued 7,540,871 shares of common stock at $0.22 per share. As of December 31, 2002 none of the 10% Notes remained outstanding.

On November 9, 1998, we entered into a Loan and Security Agreement with
B.A. Associates, Inc. (BAA), which is a corporation owned Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. This Loan and Security Agreement, as amended by a First Amendment to Loan and Security Agreement dated March 15, 1999, and further amended through December 27, 2001 (as so amended, the "BAA Loan Agreement"), allows us to borrow up to $1,100,000, which is the maximum that may be outstanding at any one time. Under the BAA Loan Agreement, we granted BAA a first priority security interest in all of our accounts, instruments, documents, general

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(12) Related Party Transactions - Continued

intangibles, equipment, inventory, and proceeds of any of the foregoing. We pay all amounts that we receive from collections of our accounts receivable to BAA not less frequently than each week until the outstanding loan amount plus interest, which accrues at a 12% annual rate, is fully paid. Under the terms of the BAA Loan Agreement, originally BAA received a warrant for the purchase of 1.3 million shares of common stock, at an exercise price of $0.22 per share. In consideration for increasing the amount of available funds, the Company agreed to issue an additional warrant to BAA for the purchase of 400,000 shares of our common stock, at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with BAA were on terms at least as favorable to us as we would have expected from lenders unrelated to us and relatives of Mr. Kruy.

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of H. Terry Snowday, Jr. and Richard E. Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us.

In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(12) Related Party Transactions - Continued

a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us.

In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us.

In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us.

On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. As of December 31, 2002, the balance outstanding under these Loan Agreements is $275,000 of which $125,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(13) Acquisition of Super PC Memory, Inc.

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

The purchase price initially included the issuance of 560,000 shares of Cambex common stock and payments based on the gross profit of the subsidiary over the next three years. The 560,000 shares are valued at $291,200 based on the closing price on March 12, 2002 of $0.52 per share of Cambex common stock. The Sellers, Son T. Pham, Simon Le and Richard G. Schaefer received 560,000 shares of Cambex Corporation common stock and were to receive fifteen percent (15%) of Super PC Memory, Inc.'s gross profit for the period from March 12, 2002 through December 31, 2004, payable in quarterly installment payments pursuant to the terms of the Stock Purchase and Sale Agreement.

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

We have recorded the net assets of Super PC on our books as follows:

   Accounts receivable             $ 2,684,194
   Inventories                         969,795
   Prepaid expenses                     18,172
   Property and equipment               19,680
   Goodwill                            257,372

        Total assets acquired      $ 3,949,213

    Line of credit                 $ 1,606,481
    Accounts payable                 1,487,774
    Accrued expenses                   343,158

        Total liabilities assumed  $ 3,437,413

           Net assets acquired     $   511,800

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2002 and 2001

                                 (Continued)

(13) Acquisition of Super PC Memory, Inc. - Continued


The primary reasons for our acquisition of Super PC Memory, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill, are:

- Super PC Memory operations would deliver earnings prospects, a significant customer base, and other potential strategic benefits,
- Combining the operations of the two companies could provide cost savings,
- The acquisition would transform Cambex into a stronger, more integrated storage products company with the benefits of increased size and scale.

Had the results of operations for Super PC Memory, Inc. been included for the whole year ended December 31, 2002 and for the year ended December 31, 2001, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                   Year ended     Year ended
                                   December 31,   December 31,
                                          2002         2001

Revenue: As Reported (000's)            $14,345      $ 1,855
         Pro Forma                       19,168       24,411

Net Income(Loss): As Reported (000's)    (1,477)      (1,543)
                   Pro Forma             (1,470)      (3,593)

Basic and Diluted EPS:As Reported        ( 0.09)      ( 0.16)
                      Pro Forma          ( 0.09)      ( 0.33)


(14)  Credit Risk

We maintain cash balances at financial institutions located in Massachusetts. Our Super PC Memory, Inc. subsidiary maintains cash balances in financial institutions located in Massachusetts and California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, our uninsured cash balances total $321,653.

Our subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 2002, our overseas cash balances total $4,384.




                                            F-26

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                        March 31, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 31, 2003.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director

Certifications:

I, Joseph F. Kruy, certify that:

1. I have reviewed this annual report on Form 10KSB of Cambex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Joseph F. Kruy
Joseph F. Kruy
President and Treasurer
(principal executive officer and principal financial officer)



58