Form 10QSB
period 2003-03-31
CAMBEX CORP
filed 2003-05-15
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: March 31, 2003       Commission File No: 0-6933



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

             Yes  X                              No

Indicate the number of shares outstanding of each of the issuer's classes of stock, As of the latest practicable date.

Class                                 Outstanding as of March 31, 2003

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND DECEMBER 31, 2002

                                      ASSETS

                                                   MARCH 31,   DECEMBER 31,
                                                     2003           2002
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   210,992   $   544,911

   ACCOUNTS RECEIVABLE,
   Less Reserves of $120,000
   in 2003 and in 2002                            1,395,257     1,334,374


   INVENTORIES                                      276,862       364,851

   PREPAID EXPENSES                                  64,906        68,953

      TOTAL CURRENT ASSETS                      $ 1,948,017   $ 2,313,089

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,072,567   $ 3,072,567
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,837,284   $ 3,837,284

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,816,404     3,812,872

 NET PROPERTY AND EQUIPMENT                     $    20,880   $    24,412

OTHER ASSETS:
      GOODWILL                                  $   257,372       257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   295,202   $   295,202

  TOTAL ASSETS                                  $ 2,264,099   $ 2,632,703

                          CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 2003 AND DECEMBER 31, 2002

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 MARCH 31,     DECEMBER 31,
2003 2002
                                               (unaudited)      (audited)


CURRENT LIABILITIES:
LINE OF CREDIT                                $     415,094  $     802,097
LOAN AGREEMENT                                    1,089,015      1,032,869
NOTES PAYABLE                                       425,000        425,000
ACCOUNTS PAYABLE                                  1,571,643      1,560,147
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 2,326,876      2,543,181
ACCRUED EXPENSES                                  1,745,517      1,616,864

 TOTAL CURRENT LIABILITIES                    $   7,813,145  $   8,220,158


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares in 2003
  and 2002                                    $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares in 2003
  and 2002                                          147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares in 2003 and 2002       1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             101,774        101,774
RETAINED EARNINGS (DEFICIT)                     (27,492,418)   (27,530,827)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2003 and in 2002                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,549,046) $  (5,587,455)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   2,264,099  $   2,632,703

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002



                                                      March 31,     March 31,
                                                         2003          2002


REVENUES                                             $ 2,830,120 $ 2,228,708
COST OF SALES                                          1,665,394   1,508,021

Gross profit                                          $1,164,726 $   720,687

OPERATING EXPENSES:
   Research and development                           $  189,576 $   237,178
   Selling                                               733,327     429,512
   General and administrative                            141,649     134,831
   Total operating expenses                           $1,064,552 $   801,521

OPERATING INCOME (LOSS)                               $  100,174 $  ( 80,834)

OTHER INCOME (EXPENSE):
    Interest expense                                    ( 61,765)   (193,806)

INCOME (LOSS) BEFORE INCOME TAXES                    $    38,409 $(  274,640)
   Provision for income taxes                               -           -

NET INCOME (LOSS)                                    $    38,409 $(  274,640)


INCOME(LOSS) PER COMMON SHARE                        $      0.00 $     (0.02)

Weighted Average Common Shares Outstanding            18,320,000  12,000,000
Weighted Average Common and Common
Equivalent Shares Outstanding                         18,320,000  12,000,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2002       $1,148,474 $16,268,677$102,677 $(26,053,690)$(888,971)
ADD:
Net loss               $     -    $      -   $   -    $(   274,640)$    -
Conversion of long
 term debt                754,087     904,905    -            -         -
Acquisition of business    56,000     185,200    -            -         -

BALANCE AT
 MARCH 31, 2002        $1,958,561 $17,358,782$102,677 $(26,328,330)$(888,971)




BALANCE AT
 JANUARY 1, 2003       $1,986,561 $20,498,545$101,774 $(27,530,827)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $     38,409 $    -

BALANCE AT
 MARCH 31, 2003        $1,986,561 $20,498,545$101,774 $(27,492,418)$(888,971)




                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2003      $ 98,223           $ 147,240

ADD:


BALANCE AT
 MARCH 31, 2003       $ 98,223           $ 147,240

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

	                                                Three Months Ended
                                                      March 31,    March 31,
                                                       2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    38,409 $(  274,640)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $     3,532 $     9,075
 Amortization of prepaid expenses                        9,550       4,048
 Changes in operating assets and liabilities:
  Accounts receivable                               (   60,883) (  143,890)
  Inventory                                             87,989      13,835
  Prepaid expenses                                  (    5,503) (    7,009)
  Accounts payable                                      11,496     187,127
  Accrued expenses                                     128,653     240,347
  Other liabilities                                 (  216,305) (    6,020)
     Total adjustments                             $(   41,471)$   297,513
Net cash provided by(used in) operating activities $(    3,062)$    22,873

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $(  387,003)$      -
 Net borrowings (repayments)under loan agreement        56,146  (   12,695)
 Net cash provided by
 (used in) financing activities                    $(  330,857)$(   12,695)
 Effect of exchange rate changes on cash                  -           -
 Net increase (decrease) in
  cash and cash equivalents                        $(  333,919)$    10,178
 Cash and cash equivalents at beginning of period      544,911     209,573
 Cash and cash equivalents at end of period        $   210,992 $   219,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    19,015 $      -
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Conversion of long term debt and accrued interest
 into common stock                                 $     -    $  1,658,992
 Net assets of business acquired and increase in
 goodwill financed via issuance of common
 stock and accrued expenses                        $     -    $    366,200

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    March 31,    December 31,
                                     2003           2002

       Raw materials              $  214,602    $  215,693
       Work-in-process                34,288        69,412
       Finished goods                 27,972        79,746


                                  $  276,862    $  364,851

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

(3)    Short Term Borrowings

       Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The outstanding balance due to GE Capital Commercial Services, Inc. was $415,094 and $802,097 at March 31, 2003 and December 31, 2002, respectively. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,089,015 and $1,032,869 at March 31, 2003 and December 31, 2002,
respectively.

       Notes payable of $425,000 at March 31, 2003 and at December 31, 2002 include $275,000 of advances payable which are due on demand. The $275,000 of advances payable includes amounts of $175,000 from related parties. In the second quarter of 2002, related party holders of secured notes converted $1,000,000 of principal plus $227,801 of accrued interest into 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



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

                               FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



Notes & Comments (Continued):



(4) Acquisition of Super PC Memory, Inc.


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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



Notes & Comments (Continued):


(4)    Acquisition of Super PC Memory, Inc. (continued)

We have recorded the net assets of Super PC on our books as follows:

   Accounts receivable             $ 2,684,194
   Inventories                         969,795
   Prepaid expenses                     18,172
   Property and equipment               19,680
   Goodwill                            257,372

        Total assets acquired      $ 3,949,213

    Line of credit                 $ 1,606,481
    Accounts payable                 1,487,774
    Accrued expenses                   343,158

        Total liabilities assumed  $ 3,437,413

           Net assets acquired     $   511,800

The above amounts are the final amounts as reported in our annual report on Form 10KSB for the year ended December 31, 2002. Preliminary estimated amounts were included in our quarterly reports on Form 10QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002.

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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



Notes & Comments (Continued):

(4)    Acquisition of Super PC Memory, Inc.(Continued)


Had the results of operations for Super PC Memory, Inc. been included for the whole three months ended March 31, 2002, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                 Three Months ended

                                      March 31,
                                          2002

Revenue: As Reported (000's)            $ 2,229
         Pro Forma                        7,030

Net Income(Loss): As Reported (000's)    (  275)
                   Pro Forma             (  268)

Basic and Diluted EPS:As Reported        ( 0.02)
                      Pro Forma          ( 0.02)

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the quarter ended March 31, 2003 and the quarter ended March 31, 2002

Our revenues were $2,830,120 for the quarter ended March 31, 2003 and $2,228,708 for the quarter ended March 31, 2002. Revenues for the three months ended March 31, 2003 increased 27% compared to revenues for the same three months in the prior year due to increased sales of our fibre channel connectivity products and additional memory sales by our Super PC Memory, Inc. subsidiary which was acquired during the first quarter of 2002.

Gross profit rate was 41% of sales for the three months ended March 31, 2003 and 32% for the three months ended March 31, 2002. The increase was due to the write-off of accrued liabilities relating to inventory purchases, which were incurred in prior periods, in the amount of $200,000 in the quarter ended March 31, 2003 and the product mix as there are higher gross margins on our fibre channel connectivity products than our memory products.

Operating expenses for the three months ended March 31, 2003 increased by 33% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended March 31, 2003 increased by 71% compared to the amount of these expenses in the first quarter of fiscal 2002 due to the additional personnel and other related expenses of our subsidiary.

Interest expense decreased by 68% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease in interest expense was primarily due to the conversion of notes payable into common and preferred stock in the first and second quarters of 2002, partially offset by interest paid to GE Capital Commercial Services, the lender providing a line of credit to our subsidiary.

Net income for the first quarter of fiscal 2003 was $38,000, or $0.00 per share, as compared with a net loss of $275,000, or $0.02 per share, for the first quarter of fiscal 2002.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Inflation

We did not experience any material adverse effects in the first quarter of 2003 or in the first quarter of 2002 due to general inflation.


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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


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

Our lease for our Waltham, Massachusetts location expires May 31, 2003. We have signed a new lease for 14,679 square feet in Westborough, Massachusetts. The lease is for a term of 72 months. The new lease has a slightly positive impact on our cash requirements.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,089,015 at March 31, 2003. We also have notes payable of $425,000 at March 31, 2003 include $275,000 of advances payable which are due on demand. The $275,000 of advances payable including $175,000 of borrowings from related parties. The notes payable balance of $150,000 represents the series 1 bridge financing note issued to Arab Commerce Bank in 2000.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Resources

Our cash and marketable securities were $211,000 and $545,000 at March 31, 2003 and December 31, 2002, respectively. Working capital was a deficit of $5,865,000 and $5,907,000 at March 31, 2003 and at December 31, 2002,
respectively. During the quarter ended March 31, 2003, we did not expend any funds for capital equipment. During fiscal 2003, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory. At March 31, 2003 we had a balance of $415,094 outstanding under this line of credit.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At March 31, 2003 we had a balance of $1,089,015 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

10.24 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.25 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001(included as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference).

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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.28 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Richard Calvert(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and H. Terry Snowday(included as Exhibit 10.34 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.30 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and The Hankins Family Trust(included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.31 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Joseph Kruy(included as Exhibit 10.36 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.32 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and SovCap Equity Partners, Ltd. (included as Exhibit 10.38 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.33 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003.

99.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).




(b) Reports on Form 8-K

    None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2003 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 15, 2003

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

Date: May 15, 2003

/s/ Joseph F. Kruy
Joseph F. Kruy
President and Treasurer
(principal executive officer and principal financial officer)