Form 10QSB
period 2003-06-30
CAMBEX CORP
filed 2003-08-14
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: June 30, 2003       Commission File No: 0-6933



                           CAMBEX CORPORATION

            (Exact name of registrant as specified in its charter)



        Massachusetts                                  04-244-2959

       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)


                  115 Flanders Road, Westborough, Massachusetts

                  (Address of principal executive offices)


                                 01581

                              (Zip Code)


Registrant's telephone number, including area code:  (508) 983-1200


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

Class                                 Outstanding as of June 30, 2003

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2003 AND DECEMBER 31, 2002

                                      ASSETS

                                                   JUNE 30,   DECEMBER 31,
                                                     2003           2002
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   215,209   $   544,911

   ACCOUNTS RECEIVABLE,
   Less Reserves of $120,000
   in 2003 and in 2002                              822,173     1,334,374


   INVENTORIES                                      293,304       364,851

   PREPAID EXPENSES                                  70,516        68,953

      TOTAL CURRENT ASSETS                      $ 1,401,202   $ 2,313,089

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $ 3,072,567   $ 3,072,567
   FURNITURE AND FIXTURES                           162,625       162,625
   LEASEHOLD IMPROVEMENTS                           602,092       602,092
                                                $ 3,837,284   $ 3,837,284

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                     3,819,937     3,812,872

 NET PROPERTY AND EQUIPMENT                     $    17,347   $    24,412

OTHER ASSETS:
      GOODWILL                                  $   257,372       257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   295,202   $   295,202

  TOTAL ASSETS                                  $ 1,713,751   $ 2,632,703

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 2003 AND DECEMBER 31, 2002

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 JUNE 30,     DECEMBER 31,
2003	2002
                                               (unaudited)      (audited)


CURRENT LIABILITIES:
LINE OF CREDIT                                $     456,887  $     802,097
LOAN AGREEMENT                                    1,024,060      1,032,869
NOTES PAYABLE                                       714,669        425,000
ACCOUNTS PAYABLE                                    928,933      1,560,147
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 2,108,267      2,543,181
ACCRUED EXPENSES                                  1,765,122      1,616,864

 TOTAL CURRENT LIABILITIES                    $   7,237,938  $   8,220,158


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares in 2003
  and 2002                                    $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares in 2003
  and 2002                                          147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares in 2003 and 2002       1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             101,774        101,774
RETAINED EARNINGS (DEFICIT)                     (27,467,559)   (27,530,827)
LESS - COST OF SHARES HELD IN TREASURY
      1,545,258 in 2003 and in 2002                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,524,187) $  (5,587,455)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,713,751  $   2,632,703

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002


                              For the Quarter Ended  For the Six Months Ended
                                  June 30,  June 30,  June 30,     June 30,
                                    2003      2002       2003          2002


REVENUES                         $2,473,581 $5,845,369 $5,303,701 $8,074,077
COST OF SALES                     1,571,877  4,658,934  3,237,271  6,166,955

Gross profit                     $  901,704 $1,186,435 $2,066,430 $1,907,122

OPERATING EXPENSES:
   Research and development      $  166,418 $  251,770 $  355,994 $  488,948
   Selling                          606,855  1,114,372  1,340,182  1,543,884
   General and administrative       138,268    372,944    279,917    507,775
   Total operating expenses      $  911,541 $1,739,086 $1,976,093 $2,540,607

OPERATING INCOME (LOSS)          $ (  9,837)$ (552,651)$   90,337 $ (633,485)

OTHER INCOME (EXPENSE)               34,696   (171,149)  ( 27,069)  (364,955)

INCOME(LOSS) BEFORE INCOME TAXES $   24,859 $ (723,800)$   63,268 $( 998,440)

   Provision for income taxes          -          -          -          -

NET INCOME (LOSS)                $   24,859 $ (723,800)$   63,268 $( 998,440)


INCOME(LOSS) PER COMMON SHARE    $     0.00 $    (0.05)$     0.00 $    (0.08)

Weighted Average Common Shares
 Outstanding                     18,320,000 13,500,000 18,320,000 13,000,000
Weighted Average Common and Common
Equivalent Shares Outstanding    18,320,000 13,500,000 18,320,000 13,000,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury

BALANCE AT
 JANUARY 1, 2002      $1,148,474 $16,268,677$102,677 $(26,053,690)$(888,971)
ADD:
Net loss              $     -    $      -   $   -    $(   998,440)$    -
Conversion of long
 term debt               754,087     904,905    -            -         -
Acquisition of business   84,000     302,800    -            -         -
Conversion of notes
 payable                    -      3,022,163    -            -         -

BALANCE AT
 JUNE 30, 2002        $1,986,561 $20,498,545$102,677 $(27,052,130)$(888,971)



BALANCE AT
 JANUARY 1, 2003      $1,986,561 $20,498,545$101,774 $(27,530,827)$(888,971)
ADD:
Net income            $     -    $      -   $   -    $     63,268 $    -

BALANCE AT
 JUNE 30, 2003        $1,986,561 $20,498,545$101,774 $(27,467,559)$(888,971)




                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2002      $   -              $    -

ADD:
Conversion of notes
 payable                98,223             147,240

BALANCE AT
 JUNE 30, 2002        $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2003      $ 98,223           $ 147,240

ADD:

BALANCE AT
 JUNE 30, 2003       $ 98,223           $ 147,240

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

	                                                 Six Months Ended
                                                      June 30,    June 30,
                                                       2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    63,268 $(  998,440)
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $     7,065 $    18,150
 Amortization of prepaid expenses                        9,550       4,048
 Changes in operating assets and liabilities:
  Accounts receivable                                  512,201     494,563
  Inventory                                             71,547     730,548
  Prepaid expenses                                  (   11,113)      3,491
  Other assets                                                         166
  Accounts payable                                  (  631,214) (  320,951)
  Accrued expenses                                     148,258     301,319
  Other liabilities                                 (  434,914) (   15,713)
     Total adjustments                             $(  328,620)$ 1,215,621
Net cash provided by(used in) operating activities $(  265,352)$   217,181

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $(  345,210)$(  547,223)
 Net borrowings (repayments)under loan agreement    (    8,809)     34,227
 Increase(decrease) in notes payable                   289,669     150,000
 Net cash provided by
 (used in) financing activities                    $(   64,350)$(  362,996)
 Effect of exchange rate changes on cash                  -           -
 Net increase (decrease) in
  cash and cash equivalents                        $(  329,702)$(  145,815)
 Cash and cash equivalents at beginning of period      544,911     209,573
 Cash and cash equivalents at end of period        $   215,209 $    63,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    39,569 $    44,564
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Conversion of long term debt and accrued interest
 into common stock                                 $     -    $  1,658,992
 Net assets of business acquired and increase in
 goodwill financed via issuance of common
 stock and accrued expenses                        $     -    $    511,800
 Conversion of notes payable and accrued interest
 into preferred stock, net of deferred
 offering costs                                    $     -    $  3,267,626

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30,    December 31,
                                     2003           2002

       Raw materials              $  199,898    $  215,693
       Work-in-process                53,629        69,412
       Finished goods                 39,777        79,746


                                  $  293,304    $  364,851

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

(3)    Short Term Borrowings

       Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The outstanding balance due to GE Capital Commercial Services, Inc. was $456,887 and $802,097 at June 30, 2003 and December 31, 2002, respectively. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,024,060 and $1,032,869 at June 30, 2003 and December 31, 2002, respectively.

       Notes payable of $714,669 at June 30, 2003 and $425,000 at December 31, 2002 include $375,000 and $275,000, respectively, of advances payable which are due on demand. The $375,000 of advances payable includes amounts of $275,000 from related parties. The $275,000 of advances payable includes amounts of $175,000 from related parties.

                               FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



Notes & Comments (Continued):


(4)    Acquisition of Super PC Memory, Inc. (continued)

We have recorded the net assets of Super PC on our books as follows:

   Accounts receivable             $ 2,684,194
   Inventories                         969,795
   Prepaid expenses                     18,172
   Property and equipment               19,680
   Goodwill                            257,372

        Total assets acquired      $ 3,949,213

    Line of credit                 $ 1,606,481
    Accounts payable                 1,487,774
    Accrued expenses                   343,158

        Total liabilities assumed  $ 3,437,413

           Net assets acquired     $   511,800

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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



Notes & Comments (Continued):

(4)    Acquisition of Super PC Memory, Inc.(Continued)


Had the results of operations for Super PC Memory, Inc. been included for the whole six months ended June 30, 2002, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                  Six Months ended

                                      June 30,
                                          2002

Revenue: As Reported (000's)            $ 8,074
         Pro Forma                       12,897

Net Income(Loss): As Reported (000's)    (  998)
                   Pro Forma             (  991)

Basic and Diluted EPS:As Reported        ( 0.08)
                      Pro Forma          ( 0.08)

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the quarter ended June 30, 2003 and the quarter ended June 30,
2002

Our revenues were $2,473,581 for the quarter ended June 30, 2003 and $5,845,369 for the quarter ended June 30, 2002. Revenues for the three months ended June 30, 2003 decreased 58% compared to revenues for the same three months in the prior year due to decreased sales of our memory products partially offset by increased sales of our fibre channel connectivity products. The decrease in memory sales was the result of weaker demand for memory products and our decision not to accept orders with undesirable gross margins.

Gross profit rate was 36% of sales for the three months ended June 30, 2003 and 20% for the three months ended June 30, 2002. The increase was due to the write-off of accrued liabilities relating to inventory purchases, which were incurred in prior periods, in the amount of $200,000 in the quarter ended June 30, 2003 and the product mix as there are higher gross margins on our fibre channel connectivity products than our memory products.

Operating expenses for the three months ended June 30, 2003 decreased by 48% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended June 30, 2003 decreased by 46% compared to the amount of these expenses in the second quarter of fiscal 2002 due to reductions in personnel and related expenses. Research and development and general and administrative expenses for the three months ended June 30, 2003 decreased by 34% and 63%, respectively, in comparison to the amount of these expenses in the second quarter of 2002 due to streamlining personnel and expenses in consolidating the acquisition of Super PC Memory, Inc.

Other income (expense) for the quarter ended June 30, 2003 includes other income of $98,000 relating to the reversal of accrued expenses and $63,304 of interest expense. Other income (expense) for the quarter ended June 30, 2002 consists of $171,149 of interest expense. Interest expense decreased by 63% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease in interest expense was primarily due to the conversion of notes payable into common and preferred stock in the first and second quarters of 2002, partially offset by interest paid to GE Capital Commercial Services, the lender providing a line of credit to our subsidiary.

Net income for the second quarter of fiscal 2003 was $25,000, or $0.00 per share, as compared with a net loss of $724,000, or $0.05 per share, for the second quarter of fiscal 2002.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Inflation

We did not experience any material adverse effects in the second quarter of 2003 or in the second quarter of 2002 due to general inflation.


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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


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

Our lease for our Waltham, Massachusetts location expired May 31, 2003. We have relocated to Westborough, Massachusetts. The lease is for a term of 72 months. The new lease has a slightly positive impact on our cash requirements.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,024,060 at June 30, 2003. We also have notes payable of $714,669 at June 30, 2003 including $375,000 of advances payable which are due on demand. The $375,000 of advances payable include $275,000 of borrowings from related parties.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Resources

Our cash and marketable securities were $215,000 and $545,000 at June 30, 2003 and December 31, 2002, respectively. Working capital was a deficit of $5,837,000 and $5,907,000 at June 30, 2003 and at December 31, 2002,
respectively. During the quarter ended June 30, 2003, we did not expend any funds for capital equipment. During fiscal 2003, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from GE Capital Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory. At June 30, 2003 we had a balance of $456,887 outstanding under this line of credit.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At June 30, 2003 we had a balance of $1,024,060 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933

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

10.33 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003 (included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).




(b) Reports on Form 8-K

    None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: June 30, 2003 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer



Dated:        August 14, 2003




24