Form 10KSB
period 2003-12-31
CAMBEX CORP
filed 2004-03-30
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2003

OR

[      ]TRANSITION  REPORT  UNDER SECTION  13  OR  15(d)  OF
        THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period       to

             Commission file number 0-6933

                              CAMBEX CORPORATION
             (Name of small business issuer in its charter)


Massachusetts                                    04 244 2959
(State or other                                  (I.R.S. Employer
jurisdiction of                                  Identification No.)
incorporation or
organization)

115 Flanders Road                                01581
Westborough, Massachusetts                       (Zip Code)
(Address of principal
executive offices)

Issuer's telephone number:  508-983-1200

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.10 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ X   ]

State issuer's revenues for its most recent fiscal year. $9,527,643

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 24, 2004 was $3,019,974 based on the closing price of the common stock on that date.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes X_   No __

The number of shares of Cambex Corporation's preferred stock outstanding as of March 24, 2004: 245,463.

The number of shares of Cambex Corporation's common stock outstanding as of March 24, 2004: 18,320,351.

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

Founded in 1968, we have more than 34 years experience in providing electronic data storage products and solutions. For more than 30 years we were a supplier of IBM compatible mainframe computer memory having supplied memory and related products for seven generations of IBM mainframe computers. In 1997, in order to diversify our revenue stream as the mainframe memory market collapsed in the mid-1990s, we entered the fibre channel connectivity and disk array business. In March 2002, we acquired Super PC Memory, Inc., a supplier of memory products for computing systems and networking devices. As a result of the acquisition, we have realigned most of our efforts to the memory business.

We sell our products domestically and internationally directly to end users and through OEM, systems integrator, and value added reseller (VAR) channels. We sell our memory products directly to end users and through VARs. Our SAN products are sold through OEM, systems integrator and VAR channels and to a limited extent directly to end users.

Our executive offices are located at 115 Flanders Road, Westborough, Massachusetts 01581. We have field offices in Westminster, Colorado and Irvine, California. Our telephone number is (508) 983-1200. Our Web site is located at http://www.cambex.com.

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

At our principal offices in Westborough, Massachusetts, we have established a systems integration lab to provide comprehensive functional and system level integration/interoperability testing between our fibre channel host bus adapters, hubs, disk arrays, and software with various computer platforms and fibre channel systems. Integration testing at our lab combines our products with various fibre channel SAN components to simulate the most commonly used functional configurations defined by our customers. The overall goal is to ensure enterprise class performance and interoperability in real world SAN deployments.

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2002 and 2003, our largest customers included Lockheed Martin, Oracle, Hewlett-Packard and StorageTek.

In the year ended December 31, 2003, our top five customers accounted for approximately 23% of our total net revenues, and, in the year ended December 31, 2002, our top five customers accounted for approximately 21% of our total net revenues. During 2003 and 2002, no customer exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

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

                       Manufacturing, Test and Assembly

We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing, engineering, documentation control and certain finish assembly and test operations at our headquarter facility in Westborough, Massachusetts. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in four of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development five years ago. Over the last two fiscal years, our research and development expenses were approximately $660,000 in 2003, compared to $914,000 in 2002. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

                                     Employees

At March 24, 2004, we had 21 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



                             Item 2.  Properties

We currently lease approximately 15,000 square feet in an office facility in Westborough, Massachusetts pursuant to a lease that expires on June 30, 2009. We currently lease approximately 8,800 square feet in an office facility in Westminster, Colorado pursuant to a lease that expires on September 30, 2008. We are in the process of renegotiating the Colorado lease for earlier termination. There is no assurance that such negotiations will be successful.

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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


            Item 5. Market for Common Equity, Related Stockholder Matters and
                     Small Business Issuer Purchase of Equity Securities.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 24, 2004 was 513. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2003 and December 31, 2002:



                                      2003                     2002

                               High        Low          High        Low

       First Quarter           0.19        0.13         0.80        0.52
       Second Quarter          0.68        0.14         0.80        0.29
       Third Quarter           0.68        0.41         0.45        0.17
       Fourth Quarter          0.43        0.26         0.30        0.12




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

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12% Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up to two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "July through September 2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the July through September 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the July through September 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of March 24, 2004, the balance outstanding under Loan and Security Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

B.A. Associates, Inc., Joseph F. Kruy, Philip C. Hankins, Richard E. Calvert and H. Terry Snowday, Jr. are all accredited investors and have provided us written representations to that effect.

We had no repurchases of equity securities in the fourth quarter of 2003.

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


Comparison of fiscal years 2003 and 2002

Our revenues were $9,528,000 and $14,345,000 for 2003 and 2002, respectively. Revenues for 2003 decreased 34% compared to revenues for the prior year due to decreased sales of our memory products partially offset by increased sales of our fibre channel connectivity products. The decrease in memory sales was the result of weaker demand for memory products and our decision not to accept orders with undesirable gross margins.

Gross profit rate was 40% of revenues in 2003, compared to 26% of revenues in 2002. The increase was due to the write-off of accrued liabilities relating to inventory purchases, which were incurred in prior periods, in the amount of $653,000 in 2003 and the product mix as there are higher gross margins on our fibre channel connectivity products than our memory products.

Operating expenses in 2003 decreased by 25% in comparison to operating expenses in the prior year. Research and development expenses in 2003 decreased by 28% compared to the amount of these expenses in 2002 due to decreases in contractor services. Selling and General and Administrative expenses for 2003 decreased by 21% and 36% respectively compared to the amount of these expenses in 2002 due to streamlining personnel and related expenses in consolidating the acquisition of Super PC Memory, Inc.

Other income (expense) in 2003 includes other income of $98,000 relating to the reversal of accrued expenses and $252,000 of interest expense. Other income (expense) in 2002 consists of $508,000 of interest expense. Interest expense decreased by 50% in 2003 compared to 2002. This decrease in interest expense was primarily due to the conversion of notes payable into common and preferred stock in the first and second quarters of 2002 and decreased interest paid to The CIT Group/Commercial Services, Inc., the lender providing a line of credit to our subsidiary, due to lower amounts outstanding under this line of credit.

Total comprehensive income for 2003 was $119,000 or $0.01 per share, as compared with a total comprehensive loss of $1,478,000, or $0.09 per share, for 2002.


Critical Accounting Policies

Revenue Recognition

We manufacture equipment for sale or lease. We follow the guidance in Staff Accounting Bulletin ("SAB") 104 in applying generally accepted accounting principles to revenue recognition in consolidated financial statements. We include items in revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. The "obligations for trade-in memory" were determined in each contract when we took mainframe memory in trade when we installed our mainframe memory in our customers' computers. The amount remaining in this account is an obligation for product credit which was established when mainframe memory was traded-in for the purchase of memory.

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

Recent Accounting Pronouncements

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management does not believe the adoption of FASB Interpretation No. 45 will have a material impact on the Company's financial position or results of operations as the Company does not currently provide any third party guarantees.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position or results of operations, as the Company does not have any entities that would be covered under FIN 46.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's financial statements, as the Company does not currently have such instruments or activities.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations.

Recent Developments

On January 30, 2004, Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entered into an agreement with Silicon Mountain Memory Incorporated, a privately-held company, pursuant to which Silicon Mountain Memory Incorporated purchased a portion of Super PC Memory's customer information and rights to do business with said customers with respect to Wintel products. Sales to said customers with respect to Wintel products was a substantial portion of our revenues in 2003 and 2002. These sales were sales with lower gross margins. The total purchase price is $1,050,000 subject to allocation as to cash or note payments, the exact amount and terms of payment is dependent upon the revenues generated by Silicon Mountain Memory from Super PC Memory customers. The first payment of $35,000 was received at closing. According to terms of the agreement, beginning on May 15, 2004, and on or before the 15th of each month, Silicon Mountain Memory will make a payment to Super PC Memory based upon gross profit for the preceding month according to the following formula: if the gross profit is less than $100,000, the payment will be 25% of gross profit; if the gross profit is between $100,000 and $140,000, the payment will be $35,000; and if the gross profit is in excess of $140,000, the payment will be 35% of gross profit.

Inflation

We did not experience any material adverse effects in 2002 or 2003 due to general inflation.

Liquidity and Capital Resources

As discussed more fully in Note 1 to our audited consolidated financial statements, we have suffered substantial recurring losses from operations for the prior seven consecutive years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to, our ability to generate revenues and gross profit in significantly greater amounts and our ability to raise additional capital. Our working capital deficit is a significant threat to our ability to continue as a going concern.

Management continues to work to establish new strategic alliances that it believes will result in increases in revenues and gross profit in the future through the sale of a greater volume of products. Management has also been trying to secure additional capital. We cannot give any assurances that the actions taken to date will increase revenues and gross profit or raise additional capital.

Requirements

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. Currently, our cash burn rate from operations is approximately $40,000 per month or $480,000 per year at current sales levels. For each $100,000 reduction in sales per month, our cash burn rate would increase by approximately $28,000 per month. Conversely, for each $100,000 increase in sales per month, our cash burn rate would decrease by approximately $28,000 per month. These estimates may change based on product mix. The burn rate is an estimate. The actual burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are trying to raise additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,033,016 at December 31, 2003. We also have notes payable of $784,669 at December 31, 2003 which include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. $150,000 of the notes payable balance represents the series 1 bridge financing note issued to Arab Commerce Bank in 2000.

Resources

Our cash and marketable securities were $269,000 and $545,000 at December 31, 2003 and December 31, 2002, respectively. Working capital was a deficit of $5,772,000 and $5,907,000 at December 31, 2003 and at December 31, 2002,
respectively. During 2003, we did not expend any funds for capital equipment. During fiscal 2004, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory subsidiary has a line of credit of up to $2,000,000 with The CIT Group/Commercial Services, Inc., which is limited to 75% of the eligible receivables of Super PC Memory. At December 31, 2003 we had a balance of $526,000 under this line of credit. At the present time, our Super PC Memory subsidiary is not in compliance with certain financial covenants of this line of credit with The CIT Group/Commercial Services, Inc.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At December 31, 2003 we had a balance of $1,033,000 outstanding under this revolving credit facility.

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


            Item 8A. Controls and Procedures

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

                                   PART III


       Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               72     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
Philip C. Hankins (1)(2)         72     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   77     Director
Robert J. Spain, Ph.D. (1)(2)    66     Director
Lois P. Lehberger                47     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4 and 5) with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms, which they have filed.

	Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2003.



                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2003 and December 31, 2002.

Summary Compensation Table
                                            Annual           Long Term
                                         Compensation(1) Compensation Awards
Name and Position              Year          Salary            Options(#)

Joseph F. Kruy                 2003          $200,000(2)           -
Chairman, President and CEO    2002          $200,000(2)           -

Lois P. Lehberger              2003          $ 80,000              -
Vice President,                2002          $ 80,000              -
Controller and Clerk

(1)The columns for "Bonus", "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $100,000 and $100,000 for which payment has been deferred in 2003 and 2002, respectively.


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


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2003 December 31,2003(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -     94,500/60,000          1030/-

(1) The closing price of our Common Stock on December 31, 2003 was $0.26 per share. The numbers shown reflect the value of options accumulated over all years of employment.


Employment Contracts and Termination Agreements

We entered into an employment agreement with Joseph F. Kruy on November
18, 1994. An extension of the term of this employment agreement to December 31, 2006 was approved by our board of directors in April 2003. Under his employment agreement, Mr. Kruy is engaged to serve as our Chairman of the Board, President and Chief Executive Officer. Except for illness, reasonable vacations and other customary exceptions, during the term of the agreement, Mr. Kruy is to devote all of his working time and attention to the performance of his duties and responsibilities at Cambex. Mr. Kruy is to be paid a minimum annual base salary of $200,000 per year. Mr. Kruy is also entitled to participate in our Incentive Bonus Plan and is eligible to receive an annual bonus equal to 4% of our pre-tax profit, as that term is defined in the Incentive Bonus Plan. If Mr. Kruy voluntarily terminates his employment with us, he is entitled to receive his base annual compensation through the date of termination and any amount that he may be entitled to receive under the Incentive Bonus Plan in accordance with the terms of that Plan. If, after Mr. Kruy voluntarily terminates his employment with us, he accepts employment during the remaining then current term of his agreement with an entity that directly competes with us, then we may cease paying Mr. Kruy any further amounts. If we terminate Mr. Kruy's employment for reasons other than for cause or if we give another person either the title or the powers of the Chief Executive Officer, then Mr. Kruy is entitled to continue to receive his annual base salary through the end of the then current term of the agreement, and is entitled to receive any incentive bonus that would have been earned under the Incentive Bonus Plan during the fiscal year in which his employment was terminated. If, following termination of Mr. Kruy's employment with us, he accepts employment elsewhere before December 31, 2006, then we do not have to continue to pay Mr. Kruy for the year ending December 31, 2006. Moreover, if on the date of termination of Mr. Kruy's employment with us, our assets are in the hands of a receiver, an assignee for the benefit of creditors, trustee in bankruptcy, debtor-in-possession or other entity for the benefit of creditors or if our consolidated net worth is less than our consolidated net worth at December 31, 1999, then we have no obligation to pay Mr. Kruy any amount after termination of his employment.

Our Super PC Memory, Inc. subsidiary entered into an employment agreement with Richard Schaefer as of March 12, 2002. Such agreement was terminated as of December 31, 2003. Under his employment agreement, Mr. Schaefer was engaged to serve as Super PC Memory's Vice President. During the term of the agreement, Mr. Schaefer was to devote all of his working time and attention to the performance of his duties and responsibilities at Super PC Memory. His employment, under the terms of his employment agreement, commenced on March 12, 2002 ("Commencement Date") and continued until December 31, 2003. Mr. Schaefer was to be paid an annual base salary of $180,000 per year. Mr. Schaefer was also entitled to participate in Cambex's Incentive Bonus Plan and was eligible to receive an annual bonus equal to 1% of Cambex's pre-tax profit, determined pursuant to Cambex's profit sharing plan, during the remainder of its 2002 fiscal year and its 2003 and 2004 fiscal years, subject to his continued employment at the conclusion of the year in question. Mr. Schaefer was also granted stock options to purchase up to 200,000 shares of the common stock of Cambex, such options to vest, subject to his continued employment, over four years in equal annual increments commencing on the first anniversary of his Commencement Date. In addition, Mr. Schaefer was granted stock options to purchase up to a maximum of 250,000 additional shares of the common stock of Cambex ("Performance Options"), such Performance Options to vest, subject to his continued employment, as follows:
Performance Options earned based on profits and earnings during fiscal year 2002 shall vest over four years in equal annual increments commencing on the first anniversary of his Commencement Date; Performance Options earned based on profits and earnings during fiscal year 2003 shall vest over three years in equal annual increments commencing on the second anniversary of his Commencement Date; Performance Options earned based on profits and earnings during fiscal year 2004 shall vest over two years in equal annual increments commencing on the third anniversary of his Commencement Date; provided that the Performance Options shall be earned, and the vested portion shall be exercisable when earned, then the Performance Options shall become exercisable according to the following formula: two thousand shares shall vest for each $1,000,000 of gross profits and five thousand shares for each $1,000,000 of EBITDA generated by Super PC Memory in the three fiscal years ending December 31, 2004. If the application of this formula to the gross profits and EBIDTA over the three fiscal years would result in Mr. Schaefer's vesting in more than 250,000 Performance Options, then additional Performance Options shall be granted to him and will vest in four equal annual installments over the four year period ending on the eighth anniversary of the Commencement Date. During the term of his employment and for a period of one (1) year following the expiration or termination of his employment, whether such termination is voluntary or involuntary, Mr. Schaefer shall not compete with, or own any interest in a business competitive with the business of, Super PC Memory, or solicit customers or employees of Super PC Memory.

Our Super PC Memory, Inc. subsidiary entered into an employment agreement with Simon Le as of March 12, 2002. Such agreement was terminated as of December 31, 2003. Under his employment agreement, Mr. Le was engaged to serve as Super PC Memory's Vice President. During the term of the agreement, Mr. Le was to devote all of his working time and attention to the performance of his duties and responsibilities at Super PC Memory. Mr. Le's employment, under the terms of his employment agreement, commenced on March 12, 2002 ("Commencement Date") and continued until December 31, 2003. Mr. Le was to be paid an annual base salary of $240,000 per year, less all amounts paid by Super PC Memory for Mr. Le's automobile expenses. Mr. Le was also eligible to receive an annual bonus equal to 0.5% of Super PC Memory's gross profit during its 2003 and 2004 fiscal years, subject to his continued employment. Mr. Le was also granted stock options to purchase up to 150,000 shares of the common stock of Cambex, such options to vest, subject to his continued employment, over four years in equal annual increments commencing on the first anniversary of his Commencement Date. During the term of his employment and for a period of one (1) year following the expiration or termination of his employment, whether such termination is voluntary or involuntary, Mr. Le shall not compete with, or own any interest in a business competitive with the business of, Super PC Memory, or solicit customers or employees of Super PC Memory.

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



  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 24, 2004, by:

      each person, or group of persons, known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock; each of our directors;
      each of our executive officers; and
      all current directors and officers of Cambex as a group.

Unless otherwise noted in the table, the address for each person listed in the table is c/o Cambex Corporation, 115 Flanders Road, Westborough, MA 01581.

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)              6,116,176          		 31.4%

Estate of Richard E. Calvert(4) 3,480,086           		 17.6
 c/o Huntington National Bank
 1227 East Front Street
 Traverse City, MI 49685

H. Terry Snowday, Jr.(5)        2,107,496           		 11.2
 7784 East Shore Road
 Traverse City, MI 49686

SovCap Equity Partners, Ltd.(6) 1,765,939            		  8.8
 Cumberland House
 #27 Cumberland St.
 P.O. Box CB-13016
 Nassau, New Providence
 The Bahamas

Bruce D. Rozelle(7)             1,700,000            		  8.5
 9 Webster Circle
 Sudbury, MA 01776

Peter J. Kruy (8)               1,347,164            		  7.2

Philip C. Hankins (9)             630,220            		  3.3

C.V. Ramamoorthy                   99,156            		   *

Robert J. Spain                     -0-              		   *

Lois P. Lehberger (10)             94,500            		   *

All directors and executive
officers as a group
(5 persons) (11)                6,940,052           		 34.6


_______________
*		Represents beneficial ownership of less than 1%.

(1) Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days following March 24, 2004 (May 23, 2004) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2) Percentage of ownership is based on 18,320,351 shares of common stock outstanding as of March 24, 2004.

(3) Includes   860,103 shares of common stock issuable upon exercise of stock purchase warrants issued in 1998, 1999, 2000 and 2001 exercisable within 60 days following March 24, 2004 (or by May 23, 2004). Includes 270,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002. This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd., the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 1,012,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2004 (or by May 23,
2004). Also, includes 469,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(5) Includes 312,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2004 (or by May 23, 2004). Some of these warrants are held by family members and Mr. Snowday disclaims beneficial ownership of those shares. Includes 107,610 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(6) Consists of 1,525,939 shares issuable upon the conversion of Series B Preferred stock and a total of 240,000 shares issuable upon exercise of two common stock purchase warrants. Mr. Barry Herman, the President of SovCap Equity Partners, Ltd. has both voting and investment control over these shares. Mr. Herman disclaims beneficial ownership of these shares.

(7) Consists of 1,700,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2004 (or by May 23,
2004) held by B.A. Associates. Bruce Rozelle, a son-in-law of Joseph F. Kruy, has both voting and investment control over B.A. Associates. Mr. Rozelle disclaims beneficial ownership of these shares.

(8) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, 135,000 shares subject to currently exercisable options, and 250,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2004 (or by May 23, 2004). Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin
Pledge Agreement, CyberFin has the right to vote the pledged shares.

(9) Includes 390,000 shares of common stock issuable upon exercise of stock purchase warrants issued in November 1999 and 2000 exercisable within 60 days following March 24, 2004 (or by May 23, 2004). Includes 135,220 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(10) Consists of 94,500 shares subject to options exercisable within 60 days following March 24, 2004 (or by May 23, 2004).

(11) Includes 1,750,023 shares subject to options and warrants exercisable within 60 days following March 24, 2004 (or by May 23, 2004) and stock issuable upon conversion of Series A Preferred stock. See footnotes
(3)through (10) above.

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

In November 1999, we borrowed $125,000 from Joseph F. Kruy and $125,000 from Philip C. Hankins, a member of our board of directors, and $100,000 from each of Messrs. Snowday and Calvert. We also entered into separate Loan and Security Agreements with each of Messrs. Kruy, Hankins, Calvert and Snowday. At that time, we entered into one other Loan and Security Agreement with a person unrelated to the company (the "Other 1999 Lender") pursuant to which we borrowed an additional $100,000. Our payment obligations under these Loan and Security Agreements (the "1999 Loan Agreements") are evidenced by 12%

Notes due in November 2001. Under the 1999 Loan Agreements, we granted each of Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Originally, under the terms of the 1999 Loan Agreements, Messrs. Kruy, Hankins, Calvert and Snowday and the Other 1999 Lender received a warrant to purchase up two shares of common stock for each dollar loaned to us, at an exercise price of $2.00 per share. When we extended the term of the loans in November 2000, the Company agreed to issue additional warrants to Messrs. Kruy, Hankins, Snowday and Calvert and the Other 1999 Lender to purchase one share of our common stock for each dollar loaned to us at an exercise price of $1.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In March through May 2001, we borrowed $50,000 from Joseph F. Kruy and $300,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2001 Loan Agreements") are evidenced by 12% Notes due in March through May 2002. Under the 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up to two shares of common stock for each dollar loaned to us, at an exercise price of $0.50 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In July through September 2001, we borrowed $100,000 from Joseph F. Kruy and $100,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "July through September 2001 Loan Agreements") are evidenced by 12% Notes due in January 2002. Under the July through September 2001 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the July through September 2001 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series

A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of December 31, 2003, the balance outstanding under Loan and Security Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.


  Item 13.  Exhibits and Reports on Form 8-K.

       (a)   The following documents are filed as part of this report:

             (1) The financial statements listed in the index to financial statements appearing at page F-1 of this report, which index is incorporated in this item by reference.

             (2)   See the exhibit index following on page A-1.


        (b) On February 5, 2004, we filed a report on Form 8-K regarding Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entering into an agreement with Silicon Mountain Memory Incorporated, a privately-held company, pursuant to which Silicon Mountain Memory Incorporated purchased a portion of Super PC Memory's customer information and rights to do business with said customers with respect to Wintel products.


                Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees we agreed to pay Sullivan Bille, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of financial statements included in Form 10-QSB for the year ended December 31, 2003 is up to $58,400 and for the year ended December 31, 2002 was $60,000.

Audit Related Fees

There were no fees billed in 2003 and 2002 for assurance and related services provided by the Company's principal accountants.

Tax Fees

During 2003, $1500 was billed for tax compliance and during 2002, there were no fees billed for tax compliance, tax advice, and tax planning professional services rendered by the Company's principal accountants.

All Other Fees

There were no fees billed in 2003 and 2002 for products and other services provided by the Company's principal accountants.

The Audit Committee approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be provided by the auditor in accordance with the Audit Committee Charter.

There were no hours expended on the principal accountant's engagement to audit the Company's financial statements for 2003 that were attributed to work performed by persons other than the principal accountant's full time, permanent employees.

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

                                       A-1

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

                                 A-3

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

10.34 Purchase Agreement dated January 30, 2004 by and between Silicon Mountain Memory Incorporated and Super PC Memory, Inc. (included as Exhibit
99.2 to the Company's Current Report on Form 8-K filed on February 5, 2004 and incorporated herein by reference).

21.1	List of subsidiaries of the Company.

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

99.1 Consent of Sullivan Bille, P.C.

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


                 (Information required by Part II, Item 7 and
                        Part III, Item 13 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2003 and 2002        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2003 and December 31, 2002            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2003 and
       December 31, 2002                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2003 and December 31, 2002      F - 7

Notes to Consolidated Financial Statements                      F - 8

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
March 12, 2004

                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2003          2002


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   268,807   $   544,911

   ACCOUNTS RECEIVABLE,
   Less Reserves of $120,000
   in 2003 and 2002                                 765,931     1,334,374


   INVENTORIES                                      316,514       364,851

   PREPAID EXPENSES                                 111,322        68,953

      TOTAL CURRENT ASSETS                      $ 1,462,574   $ 2,313,089

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   436,148   $ 3,072,567
   FURNITURE AND FIXTURES                            14,186       162,625
   LEASEHOLD IMPROVEMENTS                              -          602,092
                                                $   450,334   $ 3,837,284

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       441,635     3,812,872

 NET PROPERTY AND EQUIPMENT                     $     8,699   $    24,412

OTHER ASSETS
      GOODWILL                                  $   257,372   $   257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $   295,202   $   295,202

  TOTAL ASSETS                                  $ 1,766,475   $ 2,632,703

The accompanying notes are an integral part of these consolidated financial statements.


                                       F-3

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2003 AND DECEMBER 31, 2002

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2003             2002

CURRENT LIABILITIES:
LINE OF CREDIT                                $     525,520  $     802,097
LOAN AGREEMENT                                    1,033,016      1,032,869
NOTES PAYABLE                                       784,669        425,000
ACCOUNTS PAYABLE                                    843,775      1,560,147
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 1,815,805      2,543,181
ACCRUED EXPENSES                                  1,992,173      1,616,864

 TOTAL CURRENT LIABILITIES                    $   7,234,958  $   8,220,158


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares                 147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 19,865,609 shares                       1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             100,528        101,774
RETAINED EARNINGS (DEFICIT)                     (27,410,609)   (27,530,827)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258 shares         (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,468,483) $  (5,587,455)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,766,475  $   2,632,703

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2003         2002


REVENUES                                         $ 9,527,643 $14,345,060
COST OF SALES                                      5,672,534  10,555,258

Gross profit                                     $ 3,855,109 $ 3,789,802

OPERATING EXPENSES:
   Research and development                      $   660,075 $   914,188
   Selling                                         2,365,326   2,978,152
   General and administrative                        555,980     866,970
   Total operating expenses                      $ 3,581,381 $ 4,759,310

OPERATING INCOME (LOSS)                          $   273,728 $(  969,508)

OTHER INCOME (EXPENSE)                              (153,510) (  507,629)

INCOME (LOSS) BEFORE INCOME TAXES                $   120,218 $(1,477,137)
   Provision for income taxes                           -           -

NET INCOME (LOSS)                                $   120,218 $(1,477,137)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustments       (    1,246) (      903)

TOTAL COMPREHENSIVE INCOME (LOSS)                $   118,972 $(1,478,040)

BASIC AND DILUTED INCOME(LOSS) PER COMMON SHARE  $      0.01 $     (0.09)

Weighted Average Common Shares Outstanding        18,320,000  16,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     18,320,000  16,320,000

The accompanying notes are an integral part of these consolidated financial statements.

                                    F-5

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

                  Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10       Excess of     Other      Earnings Shares of
                   Par Value    Par Value  Comprehensive (Deficit)Common
Stock
                                               Income                Held in
                                                                    Treasury

BALANCE AT
 DECEMBER 31, 2001    $1,148,474 $16,268,677 $102,677 $(26,053,690)$(888,971)

ADD:
Net loss                    -           -        -     ( 1,477,137)     -
Conversion of long
 term debt               754,087     904,905     -            -         -
Acquisition of business   84,000     302,800     -            -         -
Translation adjustment      -           -        (903)        -         -
Conversion of notes
 Payable                    -      3,022,163     -            -         -

BALANCE AT
 DECEMBER 31, 2002    $1,986,561 $20,498,545 $101,774 $(27,530,827)$(888,971)

ADD:
Net income                  -           -        -         120,218      -
Translation adjustment      -           -      (1,246)        -         -

BALANCE AT
 DECEMBER 31, 2003    $1,986,561 $20,498,545 $100,528 $(27,410,609)$(888,971)



                        Series A             Series B
                      Preferred Stock    Preferred Stock
                      $1.00 Par Value    $1.00 Par Value

BALANCE AT
 DECEMBER 31, 2001      $   -              $    -

Conversion of notes
 Payable                  98,223             147,240

BALANCE AT
 DECEMBER 31, 2002
 AND DECEMBER 31, 2003  $ 98,223           $ 147,240



The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   120,218 $(1,477,137)
Adjustments to reconcile net income(loss) to net
cash provided by(used in)operating activities:
 Depreciation                                      $    15,713 $    40,686
 Amortization of prepaid expenses                        9,550       4,048
Change in assets and liabilities:
  Accounts receivable                                  568,443   1,590,204
  Inventory                                             48,337   1,077,854
  Prepaid expenses                                  (   51,919)      1,900
  Accounts payable                                  (  496,703) (  754,479)
  Accrued expenses                                     375,309     678,897
  Other liabilities                                 (  727,376) (  171,226)
     Total adjustments                             $(  258,646)$ 2,467,884
Net cash provided by(used in) operating activities $(  138,428)$   990,747

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Net cash provided by(used in)investing activities $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $   140,000 $   175,000
 Net borrowings(repayments) under line of credit    (  276,577) (  804,384)
 Net borrowings(repayments) under loan agreement           147  (   25,122)
 Net cash provided by
 (used in) financing activities                    $(  136,430)$(  654,506)
 Effect of exchange rate changes on cash            (    1,246) (      903)
 Net increase (decrease) in
  cash and cash equivalents                        $(  276,104)$   335,338
 Cash and cash equivalents at beginning of year        544,911     209,573
 Cash and cash equivalents at end of year          $   268,807 $   544,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $    73,010 $   117,371
  Income Taxes                                            -           -
Non-cash financing activity:
 Accounts payable converted into notes payable     $   216,669 $      -
 Conversion of long term debt and accrued interest
 into common stock                                        -      1,658,992
 Net assets of business acquired and increase
 in goodwill financed via issuance of common stock        -        511,800
 Conversion of notes payable and accrued interest
  into preferred stock, net of deferred
  offering costs                                   $      -    $ 3,267,626

The accompanying notes are an integral part of these consolidated financial statements.
                                                                F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2003 and 2002

(1)   Liquidity


As further described in Note 12, from June 1, 1998 through August 18, 1999, we raised $1,270,000 in cash from the issuance of 10% Subordinated Convertible Promissory Notes. We also have a loan and security agreement under which we may borrow up to $1,100,000 outstanding at any one time of which $1,033,016 was outstanding as of December 31, 2003. During 1999, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum and maturities of November, 2001. During 2000, we raised $2,000,000 in cash from the issuance of series 1 bridge financing notes that matured in the third quarter of 2000. During 2001, we raised $550,000 in cash from the issuance of notes payable with interest at 12% per annum. During 2002, we raised $175,000 in cash from the issuance of notes payable with interest at 12% per annum. During 2003, we raised $200,000 in cash from the issuance of notes payable with interest at 12% per annum.

We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our working capital deficit is a significant threat to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors including, but not limited to, our ability to generate revenues and gross profits in significantly greater amounts and our ability to raise additional capital. The additional financing, if obtained, will be used to fund our continuing operations, particularly in development, sales and marketing. Our management continues to work to establish new strategic alliances that it believes will result in increased revenues through the sale of a greater volume of products. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We need additional capital and additional financing may not be available. We believe that the combination of current existing cash, available borrowing capacity and our ability to obtain additional long-term indebtedness may not be adequate to finance our operations for our current activities and foreseeable future activities. Currently, our cash burn rate from operations is approximately $40,000 per month or $480,000 per year at current sales levels. For each $100,000 reduction in sales per month, our cash burn rate would increase by approximately $28,000 per month. Conversely, for each $100,000 increase in sales per month, our cash burn rate would decrease by approximately $28,000 per month. These estimates may change based on product mix. The burn rate is an estimate. The actual burn rate may differ materially as a result of a number of factors, risks and uncertainties that are described herein. We are trying to raise additional capital and if we are unable to raise additional capital, we may not be able to meet our anticipated working capital requirements.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2003 and 2002

                                 (Continued)
(1)Liquidity(continued)

We are attempting to raise additional capital to cover the burn rate not covered by incremental gross profit. If sales and gross profit do not increase or capital cannot be raised to cover the current burn rate, we intend to reduce operating expenses as much as practicable to continue operations until balance is established.

If we are not successful in raising additional capital or increasing our sales to adequate levels, we will not be able to continue our current level of operations and there is substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in raising such additional capital at all or on terms commercially acceptable to us or our shareholders.

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

Revenue Recognition

We manufacture equipment for sale or lease. We follow the guidance in Staff Accounting Bulletin ("SAB") 104 in applying generally accepted accounting principles to revenue recognition in consolidated financial statements. We include items in revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. The "obligations for trade-in memory" were determined in each contract when we took mainframe memory in trade when we installed our mainframe memory in our customers' computers. The amount remaining in this account is an obligation for product credit which was established when mainframe memory was traded-in for the purchase of memory.

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2003               2002

     Raw materials                     $   238,092        $   215,693
     Work-in-process                        42,866             69,412
     Finished goods                         35,556             79,746
            Total                      $   316,514        $   364,851
                                                   F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

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

Depreciation expense of $15,713 and $40,686, was recorded for the periods ended December 31, 2003 and December 31, 2002, respectively.

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

For the years ended December 31, 2003 and 2002, common share equivalents (options, warrants and convertible preferred stock) were not included in diluted income (loss) per share because the inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income (loss) per share.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

Disclosures about the Fair Value of Financial Instruments

Our financial instruments consist mainly of cash, cash equivalents, accounts receivable, accounts payable, notes payable, a line of credit and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of the financial statements of foreign operations are recorded as a separate component of stockholders' investment as other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," became effective for periods beginning after December 31, 1997. This statement requires the presentment of information about the identifiable components comprising an enterprise's business activities.

We have determined that there are no separately reportable operating segments and, therefore, do not present separate reporting segments in the consolidated financial statements.
                                               F-11

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

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

Recently Issued Accounting Pronouncements

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management does not believe the adoption of FASB Interpretation No. 45 will have a material impact on the Company's financial position or results of operations as the Company does not currently provide any third party guarantees.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position or results of operations, as the Company does not have any entities that would be covered under FIN 46.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's financial statements, as the Company does not currently have such instruments or activities.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations.




                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2003 and 2002
                                 (Continued)

 (3)   Business Operations

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We sell our products to OEMs, resellers and directly to end-users. In 2002 and 2003, our largest customers included Lockheed Martin, Oracle, Hewlett-Packard and StorageTek.

In the year ended December 31, 2002, our top five customers accounted for approximately 21% of our total net revenues, and, in the year ended December 31, 2003, our top five customers accounted for approximately 23% of our total net revenues. During 2003 and 2002, no customer exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.


(4)   Income Taxes

In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following table presents the components of income (loss) before income taxes and extraordinary items:


                Year ended        Year ended
                December 31,      December 31,
                   2003             2002


Domestic         $   122,000      $(1,476,000)

Foreign           (    2,000)      (    1,000)

                 $   120,000      $(1,477,000)

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

                                 (Continued)

(4)   Income Taxes (continued)

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:



                              Year ended      Year ended

                               December        December
                                 2003            2002

Provision (credit) at
federal statutory rate        $   40,900      $ (502,200)

State tax provision
(credit), net of federal
tax benefit                        7,700        ( 93,000)

Foreign and other losses
for which no benefits have
been recorded                        700             500

Change in valuation
allowances                       (49,000)        594,500

Other                            (   300)            200
                              $    -0-        $    -0-



We have federal net operating loss carryovers totalling $25,500,000 which expire through the year ended December 31, 2023.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003 and 2002

                                 (Continued)


(4)   Income Taxes - Continued


The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2003 and 2002 are as follows:

                                   December       December
                                     2003           2002

Assets
Reserves not currently deductible
 for tax purposes                  $   769,000    $ 1,528,000
State tax net operating loss
 carryforward                        2,485,000      2,319,000
Federal net operating loss
 carryforward                        7,841,000      7,302,000
Employee benefits                       56,000         51,000
Other                                   36,000         36,000

 Total deferred tax assets         $11,187,000    $11,236,000

Liabilities
Fixed asset basis difference       $         0    $         0
Other                                  103,000        103,000

 Total deferred tax liabilities    $   103,000    $   103,000

Net deferred tax asset             $11,290,000    $11,339,000
Valuation allowance                (11,290,000)   (11,339,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.




                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2003 and 2002

                                 (Continued)

(5)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 12. The outstanding balance due to the related party was $1,033,016 and $1,032,869 at December 31, 2003 and 2002, respectively.

Notes payable of $784,699 at December 31, 2003 and $425,000 at December 31, 2002 include $475,000 and $275,000, respectively, of advances payable which are due on demand. The $475,000 of advances payable at December 31, 2003 includes amounts of $375,000 from related parties. The $275,000 of advances payable at December 31, 2002 includes amounts of $175,000 from related parties. These notes are further described in Note 12. In the second quarter of 2002, related party holders of secured notes converted $1,000,000 of principal plus $227,801 of accrued interest into 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock.


The balances of $309,669 and $150,000 as of December 31, 2003 and December 31, 2002 include $150,000 of series 1 bridge financing notes issued in 2000. During the first quarter of 2000, we borrowed $2,000,000 in cash from SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. in exchange for, among other things, our issuance of series 1 bridge financing notes that matured in the third quarter of 2000. We received net proceeds equal to $1,737,900 from SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. as a result of this bridge financing. The balance of $309,669 as of December 31, 2003 also includes $159,669 of accounts payable converted to notes payable.

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

                     December 31, 2003 and 2002

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

Our Super PC Memory, Inc. subsidiary has a line of credit of $2,000,000 available from The CIT Group/Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. At December 31, 2003 and 2002 we had a balance of $525,520 and $802,097, respectively, under this line of credit. At the present time, our Super PC Memory, Inc. subsidiary is not in compliance with certain financial covenants of this line of credit.


(6)   Long-Term Debt and Related Matters

During 2002, under the terms of certain 10% notes, the holders converted the 10% notes and accrued interest into shares of common stock at a conversion price of $0.22 per share. Of the advances received for the notes, approximately $1,070,000 was received from related parties and is discussed in Note 12.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2003 and 2002

                                 (Continued)


(7)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2003 and 2002 were approximately 18,320,000 and 16,320,000, respectively.

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

Options and warrants to purchase 8,096,029 and 8,396,188 weighted average shares of common stock during the years ended December 31, 2003 and December 31, 2002, respectively, were not included in the computation of diluted loss per share because to do so would have had an antidilutive effect on the computation of loss per share. Weighted average shares issuable from convertible notes of 24,630 and 1,550,961 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 10, options and warrants to purchase 7,434,403 and 8,846,765 shares of common stock outstanding at December 31, 2003 and 2002, respectively, and 24,630 shares of common stock issuable upon conversion of notes outstanding at December 31, 2003 and 2002 could potentially dilute basic income (loss) per share in the future.


(8) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 245,463 shares are issued and outstanding as of December 31,2003. Of the 245,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 147,240 shares are Series B Convertible Preferred shares. Both the Series A and Series B Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. The 147,240 shares of Series B Preferred stock are convertible into up to a total of 1,525,939 shares of our common stock.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)

(9)   Commitments and Contingencies

At December 31, 2003, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year


                  2004              $  249,848
                  2005                 301,559
                  2006                 313,791
                  2007                 315,014
                  2008                 286,721
                  2009                  91,744

                  Total             $1,558,677

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $562,000 for the year ended December 31, 2003 and $634,000 for the year ended December 31, 2002. Our Super PC Memory, Inc. subsidiary is presently in default on certain lease obligations and is in the process of renegotiating such leases. There is no assurance that we will be able to renegotiate the leases.

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

(10)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 46,300 options to purchase shares of our common stock were outstanding as of December 31, 2003. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2003, there were 465,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 797,000 options to purchase shares of our common stock were outstanding as of December 31, 2003. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2003, we had three stock option plans for officers and certain employees under which 2,011,300 shares were reserved and options for 703,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between December 22, 2005 and August 7, 2012.
                                                        F-20

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)

(10)   Stock Options and Warrants - Continued


Stock option activity for the two years ended December 31, 2003 was as follows:


Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options


	Outstanding at December 31, 2001  1,102,620           .12  -   5.30

	Granted                             700,000           .22  -    .45
	Exercised, cancelled or
	    Expired                        (208,500)          .12  -   3.00
	Outstanding at December 31, 2002  1,594,120          $.12  -  $5.30

	Granted                             200,000           .47
	Exercised, cancelled or
	    Expired                        (485,820)          .12  -    .47
	Outstanding at December 31, 2003  1,308,300          $.12  -  $5.30



As of December 31, 2003 and 2002, options for 750,500 and 589,920 shares were exercisable at aggregate option prices of $486,716 and $133,854, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                     December 31,  December 31,
                                          2003         2002

Net Income (Loss): As Reported (000's)       120       (1,477)
                   Pro Forma                  60       (1,539)

Basic and Diluted EPS:As Reported           0.01       ( 0.09)
                      Pro Forma             0.00       ( 0.09)



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)

(10)   Stock Options and Warrants - Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented. No amounts are included for 2003 because all options granted during the year were cancelled prior to year-end.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2003           2002
Assumptions:
      Risk free interest rate            N/A           5.17%
      Expected dividend yield            N/A              0%
      Expected life in years             N/A             10


As of December 31, 2003 and 2002, warrants to purchase 6,126,103 and 7,252,645 shares of common stock at weighted average prices of $1.02 and $1.12 per share, respectively, were outstanding and an equal number of shares were reserved for issuance.

(11)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There was no provision for additional compensation in 2003 or 2002.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. There was no matching contribution in 2003 or 2002.

We offer no post-retirement benefits other than those provided under the Plan.


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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2003 and 2002

                                 (Continued)



(12)  Related Party Transactions - Continued

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



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)

(12) Related Party Transactions - Continued


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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)

(12) Related Party Transactions - Continued

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

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us.
As of December 31, 2003, the balance outstanding under these Loan Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

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

                   December 31, 2003 and 2002

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

Had the results of operations for Super PC Memory, Inc. been included for the whole year ended December 31, 2002, our revenue, net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                   Year ended
                                   December 31,
                                          2002

Revenue: As Reported (000's)            $14,345
         Pro Forma                       19,168

Net Income(Loss): As Reported (000's)    (1,477)
                   Pro Forma             (1,470)

Basic and Diluted EPS:As Reported        ( 0.09)
                      Pro Forma          ( 0.09)


(14)  Credit Risk

We maintain cash balances at financial institutions located in Massachusetts. Our Super PC Memory, Inc. subsidiary maintains cash balances in financial institutions located in Massachusetts and California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, our uninsured cash balances total $95,206.

Our subsidiaries maintain cash balances at several financial institutions located throughout Europe. These cash balances are subject to normal currency exchange fluctuations. At December 31, 2003, our overseas cash balances total $2,708.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2003 and 2002

                                 (Continued)


(15) Subsequent Events

On January 30, 2004, Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entered into an agreement with Silicon Mountain Memory Incorporated, a privately-held company, pursuant to which Silicon Mountain Memory Incorporated purchased a portion of Super PC Memory's customer information and rights to do business with said customers with respect to Wintel products. Sales to said customers with respect to Wintel products was a substantial portion of our revenues in 2003 and 2002. These sales were sales with lower gross margins. The total purchase price is $1,050,000 subject to allocation as to cash or note payments, the exact amount and terms of payment is dependent upon the revenues generated by Silicon Mountain Memory from Super PC Memory customers. The first payment of $35,000 was received at closing. According to terms of the agreement, beginning on May 15, 2004, and on or before the 15th of each month, Silicon Mountain Memory will make a payment to Super PC Memory based upon gross profit for the preceding month according to the following formula: if the gross profit is less than $100,000, the payment will be 25% of gross profit; if the gross profit is between $100,000 and $140,000, the payment will be $35,000; and if the gross profit is in excess of $140,000, the payment will be 35% of gross profit.

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                        March 30, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2004.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director