Form 10QSB
period 2004-04-04
CAMBEX CORP
filed 2004-05-24
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: April 4, 2004       Commission File No: 0-6933



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

Class                                 Outstanding as of April 4, 2004

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        APRIL 4, 2004 AND DECEMBER 31, 2003

                                      ASSETS

                                                   APRIL 4,    DECEMBER 31,
                                                     2004           2003
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   215,342   $   268,807

   ACCOUNTS RECEIVABLE,
   Less Reserves of $95,000 in 2004 and
   $120,000 in 2003                                 127,162       765,931


   OTHER ASSETS(Notes 4 & 5)                      1,015,000          -

   INVENTORIES                                      298,461       316,514

   PREPAID EXPENSES                                 112,028       111,322

      TOTAL CURRENT ASSETS                      $ 1,767,993   $ 1,462,574

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   436,148   $   436,148
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   450,334   $   450,334

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       442,068       441,635

 NET PROPERTY AND EQUIPMENT                     $     8,266   $     8,699

OTHER ASSETS:
      GOODWILL                                  $      -          257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $    37,830   $   295,202

  TOTAL ASSETS                                  $ 1,814,089   $ 1,766,475

                          CONSOLIDATED BALANCE SHEETS

                        APRIL 4, 2004 AND DECEMBER 31, 2003

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 APRIL 4,      DECEMBER 31,
                                                   2004           2003
                                               (unaudited)      (audited)


CURRENT LIABILITIES:
LINE OF CREDIT                                $         624  $     525,520
LOAN AGREEMENT                                    1,052,702      1,033,016
NOTES PAYABLE                                       769,669        784,669
ACCOUNTS PAYABLE                                    762,287        843,775
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
ACCRUED LOSS ON DISCONTINUANCE
 OF SUBSIDIARY OPERATIONS(Note 5)                   275,161           -
OTHER LIABILITIES                                 1,803,510      1,815,805
ACCRUED EXPENSES                                  2,064,896      1,992,173

 TOTAL CURRENT LIABILITIES                    $   6,968,849  $   7,234,958


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares                 147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares                        1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             100,528        100,528
RETAINED EARNINGS (DEFICIT)                     (27,096,886)   (27,410,609)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,154,760) $  (5,468,483)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $   1,814,089  $   1,766,475

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED APRIL 4, 2004 AND MARCH 31, 2003



                                                      April 4,      March 31,
                                                         2004          2003


REVENUES                                             $   950,068 $ 2,830,120
COST OF SALES                                            535,222   1,665,394

Gross profit                                          $  414,846 $ 1,164,726

OPERATING EXPENSES:
   Research and development                           $  171,921 $   189,576
   Selling                                               211,135     733,327
   General and administrative                            155,181     141,649
   Total operating expenses                           $  538,237 $ 1,064,552

OPERATING INCOME (LOSS)                               $ (123,391)$   100,174

OTHER INCOME (EXPENSE):
   Gain on sale of customer information and rights       792,628        -
   Loss on discontinuance of subsidiary's operations    (275,161)       -
   Interest expense                                      (80,353)   ( 61,765)
   Total other income(expense)                       $   437,114 $  ( 61,765)

INCOME (LOSS) BEFORE INCOME TAXES                    $   313,723 $    38,409
   Provision for income taxes                               -           -

NET INCOME (LOSS)                                    $   313,723 $    38,409


INCOME(LOSS) PER COMMON SHARE                        $      0.02 $      0.00

Weighted Average Common Shares Outstanding            18,320,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding                         18,320,000  18,320,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2003       $1,986,561 $20,498,545$101,774 $(27,530,827)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $     38,409 $    -

BALANCE AT
 MARCH 31, 2003        $1,986,561 $20,498,545$101,774 $(27,492,418)$(888,971)




BALANCE AT
 JANUARY 1, 2004       $1,986,561 $20,498,545$100,528 $(27,410,609)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    313,723 $    -

BALANCE AT
 APRIL 4, 2004         $1,986,561 $20,498,545$100,528 $(27,096,886)$(888,971)





                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2003      $ 98,223           $ 147,240

ADD:


BALANCE AT
 MARCH 31, 2003       $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2004      $ 98,223           $ 147,240

ADD:

BALANCE AT
 APRIL 4, 2004        $ 98,223           $ 147,240

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED APRIL 4, 2004 AND MARCH 31, 2003

	                                                Three Months Ended
                                                      April 4,     March 31,
                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   313,723 $    38,409
Adjustments to reconcile net income(loss)
to net cash provided by(used in)
operating activities:
 Depreciation                                      $       433 $     3,532
 Amortization of prepaid expenses                       12,381       9,550
 Gain on sale of customer information and rights    (  792,628)       -
 Loss on discontinuance of subsidiary's operations     275,161        -
Changes in operating assets and liabilities:
  Accounts receivable                                  638,769  (   60,883)
  Inventory                                             18,053      87,989
  Prepaid expenses                                  (   13,087) (    5,503)
  Accounts payable                                  (   81,488)     11,496
  Accrued expenses                                      72,723     128,653
  Other liabilities                                 (   12,295) (  216,305)
     Total adjustments                             $   118,022 $(   41,471)
Net cash provided by(used in) operating activities $   431,745 $(    3,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Proceeds from sale of customer information and rights  35,000        -
 Net cash provided by(used in)investing activities $    35,000 $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $(  524,896)$(  387,003)
 Net borrowings (repayments)under loan agreement        19,686      56,146
 Repayments of notes payable                        (   15,000)       -
 Net cash provided by
 (used in) financing activities                    $(  520,210)$(  330,857)
 Effect of exchange rate changes on cash                  -           -
 Net increase (decrease) in
  cash and cash equivalents                        $(   53,465)$(  333,919)
 Cash and cash equivalents at beginning of period      268,807     544,911
 Cash and cash equivalents at end of period        $   215,342 $   210,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    34,603 $    19,015
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $ 1,015,000 $      -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    April 4,     December 31,
                                     2004           2003

       Raw materials              $  226,099    $  238,092
       Work-in-process                45,158        42,866
       Finished goods                 27,204        35,556


                                  $  298,461    $  316,514

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

(3)    Short Term Borrowings

       Our Super PC Memory, Inc. subsidiary had a line of credit of $2,000,000 available from The CIT Group/Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The line of credit agreement terminated on March 26, 2004 and we did not renew this line of credit. The outstanding balance due to The CIT Group/Commercial Services, Inc. was $624 and $525,520 at April 4, 2004 and December 31, 2003, respectively. We also have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,052,702 and $1,033,016 at April 4, 2004 and December 31, 2003, respectively.

Notes payable of $769,669 and $784,699 at April 4, 2004 and December 31, 2003, respectively, include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes amounts of $375,000 from related parties. The balances of $294,669 and $309,669 as of April 4, 2004 and December 31, 2003 include $150,000 of series 1 bridge financing notes issued in 2000. The balances of $294,669 and $309,669 as of April 4, 2004 and December 31, 2003, respectively, also include $144,669 and $159,669, respectively, of accounts payable converted to notes payable.

(4)Purchase Agreement

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

                              FORM 10-QSB
                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Notes & Comments (Continued):


(4)Purchase Agreement (continued)

of payment is dependent upon the revenues generated by Silicon Mountain Memory from Super PC Memory customers. The first payment of $35,000 was received at closing. According to terms of the agreement, beginning on May 15, 2004, and on or before the 15th of each month, Silicon Mountain Memory will make a payment to Super PC Memory based upon gross profit for the preceding month according to the following formula: if the gross profit is less than $100,000, the payment will be 25% of gross profit; if the gross profit is between $100,000 and $140,000, the payment will be $35,000; and if the gross profit is in excess of $140,000, the payment will be 35% of gross profit. A payment of $35,000 was received in May. The Company recorded other income of $792,628 from this transaction during the quarter ended April 4, 2004.


(5)Discontinuance of Super PC Memory, Inc. Operations

On May 21, 2004, the Company's Super PC Memory, Inc. subsidiary discontinued its operations and executed an Assignment for the Benefit of Creditors. The purpose of the Assignment is to provide an orderly liquidation of Super PC's assets and distribution of the proceeds to Super PC's creditors. Super PC's assets primarily consist of inventory, receivables, fixed assets and a Purchase Agreement for the sale of Super PC's customer base relating to Wintel Products and rights to do business with said customers. The Company recorded a loss of $275,161 during the quarter ended April 4, 2004 on this transaction.

The Assignee is Maximum Asset Recovery Services, Inc., a Los Angeles, California based financial consulting and management firm. Maximum Asset Recovery Services, Inc has no relationship to Super PC Memory, Cambex Corporation or any of their affiliates.

The Company acquired Super PC Memory in March 2002. Super PC Memory incurred substantial operating losses in fiscal year 2003 and fiscal year 2004 to date. Due to unfavorable memory market conditions, Super PC's cost structure could not be supported by the revenues and gross profit Super PC could generate. Consequently, Super PC Memory executed an Assignment for the Benefit of Creditors. Cambex Corporation and its other subsidiaries are unaffected by the Super PC Memory action. However, the Assignment will significantly reduce the Company's revenues. On the other hand, it also will reduce its operating costs and positively impact its cash flow.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933



Item 2.  Management's Discussion and Analysis or Plan of Operation

The statements contained in "Management Discussion and Analysis or Plan of Operation" and elsewhere throughout this Report on Form 10-QSB that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended April 4, 2004 and the quarter ended March 31,
2003

Our revenues were $950,068 for the quarter ended April 4, 2004 and $2,830,120 for the quarter ended March 31, 2003. Revenues for the three months ended April 4, 2004 decreased 66% compared to revenues for the same three months in the prior year due to decreased memory sales by our Super PC Memory, Inc. subsidiary which was partially offset by increased sales of our fibre channel connectivity products. The decreased memory sales are primarily the result of selling our WINTEL business.

Gross profit rate was 44% of sales for the three months ended April 4, 2004 and 41% for the three months ended March 31, 2003. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products than our subsidiary's memory products.

Operating expenses for the three months ended April 4, 2004 decreased by 49% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended April 4, 2004 decreased by 71% compared to the amount of these expenses in the first quarter of fiscal 2003 due to reductions in personnel and related expenses of our subsidiary.

Other income(expense) for the quarter ended April 4, 2004 includes $792,628 of income from the sale by our subsidiary of a portion of its customer information and rights to do business with said customers with respect to Wintel products, $275,161 of loss on assignment for the benefit of creditors by our Super PC Memory, Inc. subsidiary and $80,353 of interest expense. Other income(expense) for the quarter ended March 31, 2003 consists of $61,765 of interest expense.

Net income for the first quarter of fiscal 2004 was $314,000, or $0.02 per share, as compared with net income of $38,000, or $0.00 per share, for the first quarter of fiscal 2003.


Recent Developments

On May 21, 2004 the Company's Super PC Memory, Inc. subsidiary discontinued its operations and executed an Assignment for the Benefit of Creditors. The purpose of the Assignment is to provide an orderly liquidation of Super PC's assets and distribution of the proceeds to Super PC's creditors. Super PC's assets primarily consist of inventory, receivables, fixed assets and a Purchase Agreement for the sale of Super PC's customer base relating to Wintel Products and rights to do business with said customers. The Company recorded a loss of $275,161 during the quarter ended April 4, 2004 on this transaction.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


The Assignee is Maximum Asset Recovery Services, Inc., a Los Angeles, California based financial consulting and management firm. Maximum Asset Recovery Services, Inc has no relationship to Super PC Memory, Cambex Corporation or any of their affiliates.

The Company acquired Super PC Memory in March 2002. Super PC Memory incurred substantial operating losses in fiscal year 2003 and fiscal year 2004 to date. Due to unfavorable memory market conditions, Super PC's cost structure could not be supported by the revenues and gross profit Super PC could generate. Consequently, Super PC Memory executed an Assignment for the Benefit of Creditors. Cambex Corporation and its other subsidiaries are unaffected by the Super PC Memory action. However, the Assignment will significantly reduce the Company's revenues. On the other hand, it also will reduce its operating costs and positively impact its cash flow.


Inflation

We did not experience any material adverse effects in the first quarter of 2004 or in the first quarter of 2003 due to general inflation.


Liquidity and Capital Resources

We have suffered substantial recurring losses from operations for six of the prior seven years. Consequently, our ability to continue as a going concern, is dependent upon several factors including, but not limited to our ability to generate gross profit in significantly greater amounts than in the past five fiscal years, and our ability to raise additional capital. Our working capital deficit is a significant threat to our ability to continue as a going concern.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


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

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $1,052,702 at April 4, 2004. We also have notes payable of $769,669 at April 4, 2004, including $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. The notes payable balance of $294,669 includes $150,000 of the series 1 bridge financing note issued to Arab Commerce Bank in 2000 and $144,669 of accounts payable converted to notes payable.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Resources

Our cash and marketable securities were $215,000 and $269,000 at April 4, 2004 and December 31, 2003, respectively. Working capital was a deficit of $5,201,000 and $5,772,000 at April 4, 2004 and at December 31, 2003,
respectively. During the quarter ended April 4, 2004, we did not expend any funds for capital equipment. During fiscal 2004, we expect to acquire less than $100,000 of capital equipment.

Our Super PC Memory, Inc. subsidiary had a line of credit of $2,000,000 available from The CIT Group/Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The line of credit agreement terminated on March 26, 2004 and we did not renew this line of credit. At April 4, 2004 we had a balance of $624 outstanding under this line of credit.

We also have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At April 4, 2004 we had a balance of $1,052,702 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

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

10.33 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.34 Purchase Agreement dated January 30, 2004 by and between Silicon Mountain Memory Incorporated and Super PC Memory, Inc.(included as Exhibit
99.2 to the Company's Current Report on Form 8-K dated January 30, 2004 and incorporated herein by reference).

10.35 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc.

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index and Reports on Form 8-K(continued)


(b) Reports on Form 8-K

 On February 5, 2004, we filed a report on Form 8-K regarding Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entering into an agreement with Silicon Mountain Memory, Incorporated, a privately-held company, pursuant to which Silicon Mountain Memory Incorporated purchased a portion of Super PC Memory's customer information and rights to do business with said customers with respect to Wintel products.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 4, 2004 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 24, 2004