Form 10QSB
period 2004-07-04
CAMBEX CORP
filed 2004-08-10
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: July 4, 2004       Commission File No: 0-6933



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

Class                                 Outstanding as of July 4, 2004

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        JULY 4, 2004 AND DECEMBER 31, 2003

                                      ASSETS

                                                   JULY 4,    DECEMBER 31,
                                                     2004           2003
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   210,699   $   268,807

   ACCOUNTS RECEIVABLE,
   Less Reserves of $52,000 in 2004 and
   $120,000 in 2003                                 111,387       765,931


   INVENTORIES                                      341,369       316,514

   PREPAID EXPENSES                                 115,373       111,322

      TOTAL CURRENT ASSETS                      $   778,828   $ 1,462,574

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   416,468   $   436,148
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   430,654   $   450,334

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       430,654       441,635

 NET PROPERTY AND EQUIPMENT                     $      -      $     8,699

OTHER ASSETS:
      GOODWILL                                  $      -          257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $    37,830   $   295,202

  TOTAL ASSETS                                  $   816,658   $ 1,766,475

                          CONSOLIDATED BALANCE SHEETS

                        JULY 4, 2004 AND DECEMBER 31, 2003

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 JULY 4,      DECEMBER 31,
                                                   2004           2003
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $     994,154  $   1,033,016
LINE OF CREDIT                                         -           525,520
NOTES PAYABLE                                       754,669        784,669
ACCOUNTS PAYABLE                                    358,945        843,775
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 1,776,778      1,815,805
ACCRUED EXPENSES                                  1,730,597      1,992,173

 TOTAL CURRENT LIABILITIES                    $   5,855,143  $   7,234,958


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
 AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares                 147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
 AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares                        1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             100,528        100,528
RETAINED EARNINGS (DEFICIT)                     (26,980,611)   (27,410,609)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (5,038,485) $  (5,468,483)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     816,658  $   1,766,475

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JULY 4, 2004 AND JUNE 30, 2003


                             For the Quarter Ended   For the Six Months Ended
                                 July 4,    June 30,    July 4,     June 30,
                                  2004       2003         2004         2003


REVENUES                         $  633,951 $2,473,581 $1,584,019 $5,303,701
COST OF SALES                       129,923  1,571,877    665,145  3,237,271

Gross profit                     $  504,028 $  901,704 $  918,874 $2,066,430

OPERATING EXPENSES:
   Research and development      $  168,754 $  166,418 $  340,675 $  355,994
   Selling                           89,463    606,855    300,598  1,340,182
   General and administrative       103,394    138,268    258,575    279,917
   Total operating expenses      $  361,611 $  911,541 $  899,848 $1,976,093

OPERATING INCOME (LOSS)          $  142,417 $(   9,837)$   19,026 $   90,337

OTHER INCOME (EXPENSE):
   Gain on sale of customer
    information and rights             -          -       792,628       -
   Loss on discontinuance of
    subsidiary's operations            -          -      (275,161)      -
   Other                            (26,142)    34,696   (106,495)  ( 27,069)
   Total other income(expense)   $  (26,142)$   34,696 $  410,972 $ ( 27,069)

INCOME BEFORE INCOME TAXES       $  116,275 $   24,859 $  429,998 $   63,268
   Provision for income taxes          -          -          -          -

NET INCOME                       $  116,275 $   24,859 $  429,998 $   63,268


INCOME PER COMMON SHARE          $     0.01 $     0.00 $     0.02 $     0.00

Weighted Average Common
 Shares Outstanding              18,320,000 18,320,000 18,320,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding    18,320,000 18,320,000 18,320,000  18,320,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2003       $1,986,561 $20,498,545$101,774 $(27,530,827)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $     63,268 $    -

BALANCE AT
 JUNE 30, 2003         $1,986,561 $20,498,545$101,774 $(27,467,559)$(888,971)




BALANCE AT
 JANUARY 1, 2004       $1,986,561 $20,498,545$100,528 $(27,410,609)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    429,998 $    -

BALANCE AT
 JULY 4, 2004          $1,986,561 $20,498,545$100,528 $(26,980,611)$(888,971)





                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2003      $ 98,223           $ 147,240

ADD:


BALANCE AT
 JUNE 30, 2003        $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2004      $ 98,223           $ 147,240

ADD:

BALANCE AT
 JULY 4, 2004         $ 98,223           $ 147,240

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTHS ENDED JULY 4, 2004 AND JUNE 30, 2003

	                                                  Six Months Ended
                                                      July 4,     June 30,
                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   429,998 $    63,268
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $       866 $     7,065
 Amortization of prepaid expenses                       12,381       9,550
 Gain on sale of customer information and rights    (  792,628)       -
 Loss on discontinuance of subsidiary's operations     275,161        -
Changes in operating assets and liabilities:
  Accounts receivable                                  690,436     512,201
  Inventory                                         (   34,329)     71,547
  Prepaid expenses                                  (   16,432) (   11,113)
  Accounts payable                                  (   15,758) (  411,545)
  Accrued expenses                                  (   44,394)    148,258
  Other liabilities                                 (   39,027) (  434,914)
     Total adjustments                             $    36,276 $(  108,951)
Net cash provided by(used in) operating activities $   466,274 $(   45,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Proceeds from sale of customer information and rights  70,000        -
 Net cash provided by(used in)investing activities $    70,000 $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $(  525,520)$(  345,210)
 Net borrowings (repayments)under loan agreement    (   38,862) (    8,809)
 Increase(decrease)in notes payable                 (   30,000)     70,000
 Net cash provided by
 (used in) financing activities                    $(  594,382)$(  284,019)
 Effect of exchange rate changes on cash                  -           -
 Net increase (decrease) in
  cash and cash equivalents                        $(   58,108)$(  329,702)
 Cash and cash equivalents at beginning of period      268,807     544,911
 Cash and cash equivalents at end of period        $   210,699 $   215,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    36,254 $    39,569
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $   980,000 $      -
 Accounts payable converted into notes payable            -        219,669

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    July 4,     December 31,
                                     2004           2003

       Raw materials              $  276,475    $  238,092
       Work-in-process                29,154        42,866
       Finished goods                 35,740        35,556


                                  $  341,369    $  316,514

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

(3)    Short Term Borrowings

       We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $994,154 and $1,033,016 at July 4, 2004 and December 31, 2003, respectively. Our Super PC Memory, Inc. subsidiary had a line of credit of $2,000,000 available from The CIT Group/Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The line of credit agreement terminated on March 26, 2004 and we did not renew this line of credit.

Notes payable of $754,669 and $784,699 at July 4, 2004 and December 31, 2003, respectively, include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes amounts of $375,000 from related parties. The balances of $279,669 and $309,669 as of July 4, 2004 and December 31, 2003 include $150,000 of series 1 bridge financing notes issued in 2000. The balances of $279,669 and $309,669 as of July 4, 2004 and December 31, 2003, respectively, also include $129,669 and $159,669, respectively, of accounts payable converted to notes payable.

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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 4, 2004 Commission File:  0-6933

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

The Assignee is Maximum Asset Recovery Services, Inc., a Los Angeles, California based financial consulting and management firm. Maximum Asset Recovery Services, Inc. has no relationship to Super PC Memory, Cambex Corporation or any of their affiliates.

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

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933



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

We design, manufacture, and market memory products that enhance the performance and reliability of computing systems and networking devices. We have been selling memory products to our customers since 1970. A processor's memory is used to hold temporary instructions and data needed to execute tasks. This enables the computer's CPU to access instructions and data quickly. After upgrading a processor's memory, the computer will process data faster, because it will need to access its slower secondary storage (i.e., the disk drive) less frequently. We provide memory upgrade solutions for all the major servers and workstations manufactured by IBM, Sun and Hewlett-Packard. Adding additional memory is both application transparent and the most cost-effective solution for eliminating many system performance bottlenecks.

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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended July 4, 2004 and the quarter ended June 30,
2003

Our revenues were $633,951 for the quarter ended July 4, 2004 and $2,473,581 for the quarter ended June 30, 2003. Revenues for the three months ended July 4, 2004 decreased 74% compared to revenues for the same three months in the prior year due to decreased memory sales by our Super PC Memory, Inc. subsidiary which was partially offset by increased sales of our fibre channel connectivity products. The decreased memory sales are primarily the result of selling our WINTEL business.

Gross profit rate was 80% of sales for the three months ended July 4, 2004 and 36% for the three months ended June 30, 2003. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products than our subsidiary's memory products.

Operating expenses for the three months ended July 4, 2004 decreased by 60% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended July 4, 2004 decreased by 85% compared to the amount of these expenses in the second quarter of fiscal 2003 due to reductions in personnel and related expenses of our subsidiary.

Other income(expense) for the quarter ended July 4, 2004 includes $20,309 of income from the write-off of accrued liabilities and $46,451 of interest expense. Other income(expense) for the quarter ended June 30, 2003 includes other income of $98,000 relating to the reversal of accrued expenses and $63,304 of interest expense.

Net income for the second quarter of fiscal 2004 was $116,000, or $0.01 per share, as compared with net income of $25,000, or $0.00 per share, for the second quarter of fiscal 2003.


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

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933


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


Inflation

We did not experience any material adverse effects in the second quarter of 2004 or in the second quarter of 2003 due to general inflation.


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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933


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

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $994,154 at July 4, 2004. We also have notes payable of $754,669 at July 4, 2004, including $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. The notes payable balance of $279,669 includes $150,000 of the series 1 bridge financing note issued to Arab Commerce Bank in 2000 and $129,669 of accounts payable converted to notes payable.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Resources

Our cash was $211,000 and $269,000 at July 4, 2004 and December 31, 2003, respectively. Working capital was a deficit of $5,076,000 and $5,772,000 at July 4, 2004 and at December 31, 2003, respectively. During the quarter ended July 4, 2004, we did not expend any funds for capital equipment. During fiscal 2004, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At July 4, 2004 we had a balance of $994,154 outstanding under this revolving credit facility.

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

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

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

10.35 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc. (included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended April 4, 2004, and incorporated herein by reference).

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933

Item 6. Exhibit Index and Reports on Form 8-K(continued)


(b) Reports on Form 8-K

On May 21, 2004, we filed a report on Form 8-K regarding Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, discontinuing its operations and executing an Assignment for the Benefit of Creditors.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 4, 2004 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        August 10, 2004





23