Form 10QSB
period 2004-10-02
CAMBEX CORP
filed 2004-11-15
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: October 2, 2004       Commission File No: 0-6933



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

Class                                 Outstanding as of October 2, 2004

Preferred                                          245,463 shares

Common                                          18,320,351 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 2004 AND DECEMBER 31, 2003

                                      ASSETS

                                                 OCTOBER 2,    DECEMBER 31,
                                                     2004           2003
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   278,892   $   268,807

   ACCOUNTS RECEIVABLE,
   Less Reserves of $52,000 in 2004 and
   $120,000 in 2003                                 164,975       765,931


   INVENTORIES                                      344,721       316,514

   PREPAID EXPENSES                                 114,886       111,322

      TOTAL CURRENT ASSETS                      $   903,474   $ 1,462,574

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   416,468   $   436,148
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   430,654   $   450,334

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       430,654       441,635

 NET PROPERTY AND EQUIPMENT                     $      -      $     8,699

OTHER ASSETS:
      GOODWILL                                  $      -          257,372
      OTHER                                          37,830        37,830

        TOTAL OTHER ASSETS                      $    37,830   $   295,202

  TOTAL ASSETS                                  $   941,304   $ 1,766,475

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 2, 2004 AND DECEMBER 31, 2003

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 OCTOBER 2,   DECEMBER 31,
                                                   2004           2003
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $     917,665  $   1,033,016
LINE OF CREDIT                                         -           525,520
NOTES PAYABLE                                       739,643        784,669
ACCOUNTS PAYABLE                                    315,260        843,775
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 1,723,972      1,815,805
ACCRUED EXPENSES                                  1,791,716      1,992,173

 TOTAL CURRENT LIABILITIES                    $   5,728,256  $   7,234,958


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
 AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares                 147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
 AUTHORIZED - 25,000,000 SHARES
 ISSUED -19,865,609 shares                        1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                             100,528        100,528
RETAINED EARNINGS (DEFICIT)                     (26,729,078)   (27,410,609)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (4,786,952) $  (5,468,483)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     941,304  $   1,766,475

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 30, 2003


                             For the Quarter Ended  For the Nine Months Ended
                            October 2, September 30, October 2, September 30,
                                 2004       2003         2004         2003


REVENUES                         $  853,437 $2,060,074 $2,437,456 $7,363,775
COST OF SALES                       162,246  1,179,467    827,391  4,416,738

Gross profit                     $  691,191 $  880,607 $1,610,065 $2,947,037

OPERATING EXPENSES:
   Research and development      $  176,810 $  145,880 $  517,485 $  501,874
   Selling                          102,165    508,409    402,763  1,848,591
   General and administrative       119,349    131,770    377,924    411,687
   Total operating expenses      $  398,324 $  786,059 $1,298,172 $2,762,152

OPERATING INCOME (LOSS)          $  292,867 $   94,548 $  311,893 $  184,885

OTHER INCOME (EXPENSE):
   Gain on sale of customer
    information and rights             -          -       792,628       -
   Loss on discontinuance of
    subsidiary's operations            -          -      (275,161)      -
   Other                            (41,334)   (61,196)  (147,829)  ( 88,265)
   Total other income(expense)   $  (41,334)$  (61,196)$  369,638 $ ( 88,265)

INCOME BEFORE INCOME TAXES       $  251,533 $   33,352 $  681,531 $   96,620
   Provision for income taxes          -          -          -          -

NET INCOME                       $  251,533 $   33,352 $  681,531 $   96,620


INCOME PER COMMON SHARE          $     0.01 $     0.00 $     0.04 $     0.01

Weighted Average Common
 Shares Outstanding              18,320,000 18,320,000 18,320,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding    18,320,000 18,320,000 18,320,000  18,320,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2003       $1,986,561 $20,498,545$101,774 $(27,530,827)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $     96,620 $    -

BALANCE AT
 SEPTEMBER 30, 2003    $1,986,561 $20,498,545$101,774 $(27,434,207)$(888,971)




BALANCE AT
 JANUARY 1, 2004       $1,986,561 $20,498,545$100,528 $(27,410,609)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    681,531 $    -

BALANCE AT
 OCTOBER 2, 2004       $1,986,561 $20,498,545$100,528 $(26,729,078)$(888,971)





                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2003      $ 98,223           $ 147,240

ADD:


BALANCE AT
 SEPTEMBER 30, 2003   $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2004      $ 98,223           $ 147,240

ADD:

BALANCE AT
 OCTOBER 2, 2004      $ 98,223           $ 147,240

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 30, 2003

	                                                 Nine Months Ended
                                                    October 2, September 30,
                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   681,531 $    96,620
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $       866 $     7,687
 Amortization of prepaid expenses                       12,381       9,550
 Gain on sale of customer information and rights    (  792,628)       -
 Loss on discontinuance of subsidiary's operations     275,161        -
Changes in operating assets and liabilities:
  Accounts receivable                                  636,848     708,215
  Inventory                                         (   37,681)     93,031
  Prepaid expenses                                  (   15,945) (   82,309)
  Accounts payable                                  (   59,443) (  373,066)
  Accrued expenses                                      16,725     270,134
  Other liabilities                                 (   91,833) (  654,433)
     Total adjustments                             $(   55,549)$(   21,191)
Net cash provided by(used in) operating activities $   625,982 $    75,429

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Proceeds from sale of customer information and rights  70,000        -
 Net cash provided by(used in)investing activities $    70,000 $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $(  525,520)$(  526,689)
 Net borrowings (repayments)under loan agreement    (  115,351)     47,883
 Increase(decrease)in notes payable                 (   45,026)     85,000
 Net cash provided by
 (used in) financing activities                    $(  685,897)$(  393,806)
 Effect of exchange rate changes on cash                  -           -
 Net increase (decrease) in
  cash and cash equivalents                        $    10,085 $(  318,377)
 Cash and cash equivalents at beginning of period      268,807     544,911
 Cash and cash equivalents at end of period        $   278,892 $   226,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    37,238 $    56,015
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $   980,000 $      -
 Accounts payable converted into notes payable            -        219,669

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   October 2,   December 31,
                                     2004           2003

       Raw materials              $  229,405    $  238,092
       Work-in-process                62,450        42,866
       Finished goods                 52,866        35,556


                                  $  344,721    $  316,514

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933



Notes & Comments (Continued):


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

(3)    Short Term Borrowings

       We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $917,665 and $1,033,016 at October 2, 2004 and December 31, 2003, respectively. Our Super PC Memory, Inc. subsidiary had a line of credit of $2,000,000 available from The CIT Group/Commercial Services, Inc., limited to 75% of the eligible receivables of Super PC Memory, Inc. The line of credit agreement terminated on March 26, 2004 and we did not renew this line of credit.

Notes payable of $739,643 and $784,699 at October 2, 2004 and December 31, 2003, respectively, include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes amounts of $375,000 from related parties. The balances of $264,643 and $309,669 as of October 2, 2004 and December 31, 2003 include $150,000 of series 1 bridge financing notes issued in 2000. The balances of $264,643 and $309,669 as of October 2, 2004 and December 31, 2003, respectively, also include $114,643 and $159,669, respectively, of accounts payable converted to notes payable.

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

                              FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: October 2, 2004 Commission File:  0-6933

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

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: October 2, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended October 2, 2004 and the quarter ended September 30, 2003

Our revenues were $853,437 for the quarter ended October 2, 2004 and $2,060,074 for the quarter ended September 30, 2003. Revenues for the three months ended October 2, 2004 decreased 59% compared to revenues for the same three months in the prior year due to decreased memory sales by our discontinued subsidiary which was partially offset by increased sales of our fibre channel connectivity products. The decreased memory sales are primarily the result of selling our WINTEL business.

Gross profit rate was 81% of sales for the three months ended October 2, 2004 and 43% for the three months ended September 30, 2003. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products and software than our memory products.

Operating expenses for the three months ended October 2, 2004 decreased by 49% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended October 2, 2004 decreased by 80% compared to the amount of these expenses in the third quarter of fiscal 2003 due to reductions in personnel and related expenses of our subsidiary.

Other income(expense) for the quarter ended October 2, 2004 consists of $41,334 of interest expense. Other income(expense) for the quarter ended September 30, 2003 consists of $61,196 of interest expense.

Net income for the third quarter of fiscal 2004 was $252,000, or $0.01 per share, as compared with net income of $33,000, or $0.00 per share, for the third quarter of fiscal 2003.


Inflation

We did not experience any material adverse effects in the third quarter of 2004 or in the third quarter of 2003 due to general inflation.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933


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

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer. The outstanding balance due to B.A. Associates, Inc. was $917,665 at October 2, 2004. We also have notes payable of $739,643 at October 2, 2004, including $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. The notes payable balance of $264,643 includes $150,000 of the series 1 bridge financing note issued to Arab Commerce Bank in 2000 and $114,643 of accounts payable converted to notes payable.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Resources

Our cash was $279,000 and $269,000 at October 2, 2004 and December 31, 2003, respectively. Working capital was a deficit of $4,825,000 and $5,772,000 at October 2, 2004 and at December 31, 2003, respectively. During the quarter ended October 2, 2004, we did not expend any funds for capital equipment. During fiscal 2004, we expect to acquire less than $100,000 of capital equipment.

We have a revolving credit facility with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. At October 2, 2004 we had a balance of $917,665 outstanding under this revolving credit facility.

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


If we need additional capital and we are not successful in raising it or increasing our sales to adequate levels, we will not be able to continue our current operations and there is substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in raising such additional capital at all or on terms commercially acceptable to us or our shareholders.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20	Series 1 Bridge Financing Note in favor of SovCap Equity
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933

Item 6. Exhibit Index and Reports on Form 8-K(continued)


(b) Reports on Form 8-K

    None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: October 2, 2004 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        November 15, 2004