Form 10KSB
period 2004-12-31
CAMBEX CORP
filed 2005-03-30
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X   ]

State issuer's revenues for its most recent fiscal year. $3,317,029

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 24, 2005 was $1,409,541 based on the closing price of the common stock on that date.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X_   No __

The number of shares of Cambex Corporation's preferred stock outstanding as of March 24, 2005: 215,463.

The number of shares of Cambex Corporation's common stock outstanding as of March 24, 2005: 18,729,189.

                                    PART I

                              Item 1.  Business.

Overview

A Massachusetts corporation formed in 1968, we are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We design, manufacture, and market memory products that enhance the performance and reliability of computing systems and networking devices. We have been selling memory products to our customers since 1970. A processor's memory is used to hold temporary instructions and data needed to execute tasks. This enables the computer's CPU to access instructions and data quickly. After upgrading a processor's memory, the computer will process data faster, because it will need to access its slower secondary storage (i.e., the disk drive) less frequently. We provide memory upgrade solutions for all of the major servers and workstations manufactured by IBM, Sun and Hewlett-Packard. Adding additional memory is both application transparent and the most cost-effective solution for eliminating many system performance bottlenecks.

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

Founded in 1968, we have more than 35 years experience in providing electronic data storage products and solutions. For more than 30 years we were a supplier of IBM compatible mainframe computer memory having supplied memory and related products for seven generations of IBM mainframe computers. In 1997, in order to diversify our revenue stream as the mainframe memory market collapsed in the mid-1990s, we entered the fibre channel connectivity and disk array business.

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

                               Our Products

Memory Products

We offer a wide range of memory for the add-in memory market. Our add-in memory is used to upgrade workstations, servers, mainframes, printers, routers, and other high volume computing and networking products. Our memory is packaged as memory modules which conform to standards defining dimensions, capacity, performance, interface and pin-out. We offer a broad range of standard memory upgrades, including single in-line memory modules ("SIMMs"), dual in-line memory modules ("DIMMs") and small outline DIMMs ("SO DIMMs"). Memory modules are compact circuit board assemblies consisting of dynamic random access memory ("DRAM") chips, which constitute the main memory of a computer system.

We provide memory upgrade solutions for most of the major servers and workstations manufactured by IBM, Sun and Hewlett-Packard. We also sell memory upgrades for laser printers and Cisco routers. Our memory products are designed to the same exacting specifications as original system memory and in most cases are identical in fit, form and function.

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

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2003 and 2004, our largest customers included Hewlett-Packard, StorageTek and Lockheed Martin.

In the year ended December 31, 2004, our top five customers accounted for approximately 36% of our total net revenues, and, in the year ended December 31, 2003, our top five customers accounted for approximately 23% of our total net revenues. During 2004, two customers exceeded 10% of total revenues. During 2003, no customer exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

                           Customer Service and Support

We offer customer service and support programs that include telephone and on-site support 24 hours a day, seven days a week. In addition, we have designed our products to allow easy diagnostics and administration. We employ systems engineers for pre- and post-sales support and technical support engineers for field support.

                              Sales and Marketing

We sell our memory products principally to Fortune 1000 corporations, mid-level businesses, government institutions and resellers. Our sales strategy is to employ a business-to-business sales model that provides factory direct orders to end users and resellers. We will continue to focus significant direct sales efforts on Fortune 1000 enterprises. This sets us apart from most of our major competitors in the memory upgrade business who sell through reseller channels. Our goal is to establish ourselves as the vendor of choice for filling the majority of the memory upgrade needs within large corporations. Our marketing strategy consists primarily of telemarketing.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in four of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development five years ago. Over the last two fiscal years, our research and development expenses were approximately $690,000 in 2004, compared to $660,000 in 2003. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

Our principal competitors in the memory upgrade business are the computer system original equipment manufacturers (OEMs) and third party memory vendors. The major system OEMs we compete against are International Business Machines Corporation, Sun Microsystems, Hewlett-Packard, and Dell. The major third party memory vendors we compete against are Kingston Technology and Dataram.

Our principal competitors in the fibre channel SAN market include Emulex Corporation, QLogic Corporation and International Business Machines Corporation.

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

                                     Employees

At March 24, 2005, we had 15 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



                        Item 2.  Description of Property.

We currently lease approximately 15,000 square feet in an office facility in Westborough, Massachusetts pursuant to a lease that expires on June 30, 2009.


                          Item 3.  Legal Proceedings.

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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


     Item 5.  Market for Common Equity and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 24, 2005 was 504. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2004 and December 31, 2003:



                                      2004                     2003

                               High        Low          High        Low

       First Quarter           0.35        0.20         0.19        0.13
       Second Quarter          0.24        0.10         0.68        0.14
       Third Quarter           0.13        0.06         0.68        0.41
       Fourth Quarter          0.16        0.07         0.43        0.26




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

The series 1 bridge note purchase agreement provides that we may not pay cash dividends as long as the series 1 bridge note remains outstanding. With the consent of the holder of the series 1 bridge note and as long as we are not in default, we may pay dividends to preferred shareholders in accordance with our articles of organization and we may repurchase shares of our common stock issued upon the exercise of options granted under our stock option plans.

Set forth in chronological order is information regarding securities convertible into or exercisable for shares of our common stock issued by Cambex within the past three years:

In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing.
Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities

Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of March 24, 2005, the balance outstanding under Loan and Security Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

Joseph F. Kruy, Philip C. Hankins, Richard E. Calvert and H. Terry Snowday, Jr. are all accredited investors and have provided us written representations to that effect.

We had no repurchases of equity securities in the fourth quarter of 2004.

     Item 6.  Management's Discussion and Analysis or Plan of Operation.


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB. Please refer to "Special Note Regarding Forward-Looking Statements" for additional information.


Comparison of fiscal years 2004 and 2003

Our revenues were $3,317,000 and $9,528,000 for 2004 and 2003, respectively. Revenues for 2004 decreased 65% compared to revenues for the prior year due to decreased memory product sales by our discontinued subsidiary which was partially offset by increased sales of our fibre channel connectivity products. The decreased memory sales were primarily the result of selling our WINTEL business.

Gross profit rate was 64% of revenues in 2004, compared to 40% of revenues in 2003. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products and software than our memory products.

Operating expenses in 2004 decreased by 53% in comparison to operating expenses in the prior year. Selling and General and Administrative expenses for 2004 decreased by 78% and 14% respectively compared to the amount of these expenses in 2003 due to reductions in personnel and related expenses of our subsidiary.

Other income (expense) in 2004 includes $793,000 of income from the sale by our subsidiary of a portion of its customer information and rights to do business with said customers with respect to WINTEL business, $275,000 of loss from discontinuance of operations, $100,000 of final foreign currency translation adjustment, $350,000 of income from the write-off of accrued liabilities and $205,000 of interest expense. Other income (expense) in 2003 consists of other income of $98,000 relating to the reversal of accrued expenses and $252,000 of interest expense.

Total comprehensive income for 2004 was $1,145,000 or $0.06 per share, as compared with total comprehensive income of $119,000, or $0.01 per share, for 2003.


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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS
No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in the first annual reporting period beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require the compensation cost relating to share-based payment transactions to be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for small business issuers in the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of SFAS No. 123R will have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued
SFAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Inflation

We did not experience any material adverse effects in 2003 or 2004 due to general inflation.

Liquidity and Capital Resources

During 2004, net cash provided by operating activities was $902,130. Net cash provided by investing activities, related to sale of customer information and rights, was $70,000. Net cash used in financing activities was $826,639, relating primarily to repayments under the line of credit and loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $791,923 at December 31, 2004. We also have notes payable of $724,643 at December 31, 2004 which include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. The notes payable balance of $249,643 includes $150,000 of the series 1 bridge financing note and $99,643 of accounts payable converted to notes payable.

Our cash was $314,000 and $269,000 at December 31, 2004 and December 31, 2003, respectively. Working capital was a deficit of $4,324,000 and $5,772,000 at December 31, 2004 and at December 31, 2003, respectively. During 2004, we did not expend any funds for capital equipment. During fiscal 2005, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain present revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.


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

                                   PART III


       Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               73     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
Philip C. Hankins (1)(2)         73     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   78     Director
Robert J. Spain, Ph.D. (1)(2)    67     Director
Lois P. Lehberger                48     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



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

	Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2004.



                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2004 and December 31, 2003.

Summary Compensation Table
                                      Annual                 Long Term
                                   Compensation(1)       Compensation Awards
Name and Position            Year  Salary      Bonus         Options(#)

Joseph F. Kruy               2004  $200,000(2) $25,087(2)       -
Chairman, President and CEO  2003  $200,000(2)    -             -

Lois P. Lehberger            2004  $ 80,000       -             -
Vice President,              2003  $ 80,000       -             -
Controller and Clerk

(1)The columns for "Other Annual Compensation" and "All Other
   Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $125,087 and $100,000 for which payment has been deferred in 2004 and 2003, respectively.


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


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2004 December 31,2004(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -    124,500/30,000           180/-

(1) The closing price of our Common Stock on December 31, 2004 was $0.16 per share. The numbers shown reflect the value of options accumulated over all years of employment.


Employment Contracts and Termination Agreements

We entered into an employment agreement with Joseph F. Kruy on November
18, 1994. An extension of the term of this employment agreement to December 31, 2006 was approved by our board of directors in April 2003. Under his employment agreement, Mr. Kruy is engaged to serve as our Chairman of the Board, President and Chief Executive Officer. Except for illness, reasonable vacations and other customary exceptions, during the term of the agreement, Mr. Kruy is to devote all of his working time and attention to the performance of his duties and responsibilities at Cambex. Mr. Kruy is to be paid a minimum annual base salary of $200,000 per year. Mr. Kruy is also entitled to participate in our Incentive Bonus Plan and is eligible to receive an annual bonus up to 4% of our pre-tax profit, as that term is defined in the Incentive Bonus Plan. If Mr. Kruy voluntarily terminates his employment with us, he is entitled to receive his base annual compensation through the date of termination and any amount that he may be entitled to receive under the Incentive Bonus Plan in accordance with the terms of that Plan. If, after Mr. Kruy voluntarily terminates his employment with us, he accepts employment during the remaining then current term of his agreement with an entity that directly competes with us, then we may cease paying Mr. Kruy any further amounts. If we terminate Mr. Kruy's employment for reasons other than for cause or if we give another person either the title or the powers of the Chief Executive Officer, then Mr. Kruy is entitled to continue to receive his annual base salary through the end of the then current term of the agreement, and is entitled to receive any incentive bonus that would have been earned under the Incentive Bonus Plan during the fiscal year in which his employment was terminated. If, following termination of Mr. Kruy's employment with us, he accepts employment elsewhere before December 31, 2006, then we do not have to continue to pay Mr. Kruy for the year ending December 31, 2006. Moreover, if on the date of termination of Mr. Kruy's employment with us, our assets are in the hands of a receiver, an assignee for the benefit of creditors, trustee in bankruptcy, debtor-in-possession or other entity for the benefit of creditors or if our consolidated net worth is less than our consolidated net worth at December 31, 1999, then we have no obligation to pay Mr. Kruy any amount after termination of his employment.

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


  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 24, 2005, by:

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

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)              5,366,176          		 27.4%

Estate of Richard E. Calvert(4) 3,206,586           		 16.0
 c/o Huntington National Bank
 1227 East Front Street
 Traverse City, MI 49685

H. Terry Snowday, Jr.(5)        1,887,302           		  9.9
 7784 East Shore Road
 Traverse City, MI 49686

Bruce D. Rozelle(6)             1,700,000            		  8.3
 9 Webster Circle
 Sudbury, MA 01776

Peter J. Kruy (7)               1,597,164            		  8.2

SovCap Equity Partners, Ltd.(8) 1,423,670            		  7.1
 Cumberland House
 #27 Cumberland St.
 P.O. Box CB-13016
 Nassau, New Providence
 The Bahamas

Philip C. Hankins (9)             380,220            		  2.0

C.V. Ramamoorthy                   99,156            		   *

Robert J. Spain                     -0-              		   *

Lois P. Lehberger (10)            124,500            		   *

All directors and executive
officers as a group
(5 persons) (11)                5,970,052           		 29.8


_______________
*		Represents beneficial ownership of less than 1%.

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

(2) Percentage of ownership is based on 18,729,189 shares of common stock outstanding as of March 24, 2005.

(3) Includes 610,103 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005). Includes 270,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002. This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd., the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 812,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005). Also, includes 469,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(5) Includes 312,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005). Some of these warrants are held by family members and Mr. Snowday disclaims beneficial ownership of those shares. Includes 107,610 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(6) Consists of 1,700,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23,
2005) held by B.A. Associates. Bruce Rozelle, a son-in-law of Joseph F. Kruy, has both voting and investment control over B.A. Associates. Mr. Rozelle disclaims beneficial ownership of these shares.

(7) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, 135,000 shares subject to currently exercisable options, and 500,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005). Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin
Pledge Agreement, CyberFin has the right to vote the pledged shares.

(8) Includes 1,215,032 shares issuable upon the conversion of Series B Preferred stock. Mr. Barry Herman, the President of SovCap Equity Partners, Ltd. has both voting and investment control over these shares. Mr. Herman disclaims beneficial ownership of these shares.

(9) Includes 140,000 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005). Includes 135,220 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(10) Consists of 124,500 shares subject to options exercisable within 60 days following March 24, 2005 (or by May 23, 2005).

(11) Includes 1,280,023 shares subject to options and warrants exercisable within 60 days following March 24, 2005 (or by May 23, 2005) and stock issuable upon conversion of Series A Preferred stock. See footnotes (3)through
(10) above.

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

In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing.
Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us. On June 28, 2002, in transactions exempt under Section 4(2) of the Securities Act, Joseph F. Kruy, Richard E. Calvert, H. Terry Snowday, Jr., and Philip Hankins converted Loan and Security Agreements with an aggregate principal amount of $1,000,000 plus accrued interest into Series A Convertible Preferred stock. They were issued 98,223 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred shares have a dividend rate of 12%. The purchase price per share of the Series A Convertible Preferred stock was $12.50. The Series A Preferred stock is convertible into shares of common stock, at any time at the holder's option. The holders of the 98,223 shares of Series A Preferred stock could convert their preferred shares into 982,230 shares of common stock. In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of December 31, 2004, the balance outstanding under Loan and Security Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

  Item 13.  Exhibits and Reports on Form 8-K.

       (a)   The following documents are filed as part of this report:

             (1) The financial statements listed in the index to financial statements appearing at page F-1 of this report, which index is incorporated in this item by reference.

             (2)   See the exhibit index following on page A-1.


        (b)  None.


                Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees we agreed to pay Sullivan Bille, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of financial statements included in Form 10-QSB for the year ended December 31, 2004 is up to $57,500 and for the year ended December 31, 2003 was $58,400.

Audit Related Fees

There were no fees billed in 2004 and 2003 for assurance and related services provided by the Company's principal accountants.

Tax Fees

During 2004, there were no fees billed for tax compliance, tax advice, and tax planning professional services rendered by the Company's principal accountants and during 2003, $1500 was billed for tax compliance.

All Other Fees

There were no fees billed in 2004 and 2003 for products and other services provided by the Company's principal accountants.


The Audit Committee approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be provided by the auditor in accordance with the Audit Committee Charter.

There were no hours expended on the principal accountant's engagement to audit the Company's financial statements for 2004 that were attributed to work performed by persons other than the principal accountant's full time, permanent employees.

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

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.12	Series 1 Bridge Financing Note in favor of Arab Commerce Bank
Ltd. dated as of February 9, 2000 (included as Exhibit 10.22 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.13	Common Stock Purchase Warrant in favor of Arab Commerce Bank Ltd.
dated as of February 9, 2000 (included as Exhibit 10.24 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.14	Loan and Security Agreement, as amended, by and between the
Company and BA Associates, Inc. (included as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed with the Commission on November 29, 2000, Reg. No. 333-50936, and incorporated herein by reference.)

10.15 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000 (included as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.16 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.17 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.18 Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham,
Simon Le and Richard G. Schaefer (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2002, and incorporated herein by reference).

10.19 Amendment to the Stock Purchase and Sale Agreement dated as of July 29, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham, Simon Le and Richard G. Schaefer (included as Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.20 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and Richard Calvert (included as Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.21 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and H. Terry Snowday (included as Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.22 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and The Hankins Family Trust (included as Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.23 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and Joseph Kruy (included as Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.24 Securities Exchange Agreement dated as of June 28, 2002 by and between the Company and SovCap Equity Partners, Ltd (included as Exhibit 10.38 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference).

10.25 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003 (included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.26 Purchase Agreement dated January 30, 2004 by and between Silicon Mountain Memory Incorporated and Super PC Memory, Inc. (included as Exhibit
99.2 to the Company's Current Report on Form 8-K filed on February 5, 2004 and incorporated herein by reference).

10.27 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc. (included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended April 4, 2004, and incorporated herein by reference).

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


                 (Information required by Part II, Item 7 and
                        Part III, Item 13 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2004 and 2003        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2004 and December 31, 2003            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2004 and
       December 31, 2003                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2004 and December 31, 2003      F - 7

Notes to Consolidated Financial Statements                      F - 8

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
March 2, 2005

                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2004          2003


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   313,770   $   268,807

   ACCOUNTS RECEIVABLE,
   Less Reserves of $29,000
   in 2004 and $120,000 in 2003                     297,705       765,931


   INVENTORIES                                      152,262       316,514

   PREPAID EXPENSES                                  76,301       111,322

      TOTAL CURRENT ASSETS                      $   840,038   $ 1,462,574

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   416,468   $   436,148
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   430,654   $   450,334

 LESS - ACCUMULATED DEPRECIATION                    430,654       441,635

 NET PROPERTY AND EQUIPMENT                     $      -      $     8,699

OTHER ASSETS
      GOODWILL                                  $      -      $   257,372
      OTHER                                            -           37,830

        TOTAL OTHER ASSETS                      $      -      $   295,202

  TOTAL ASSETS                                  $   840,038   $ 1,766,475

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2004             2003

CURRENT LIABILITIES:
LOAN AGREEMENT                                $     791,923  $   1,033,016
LINE OF CREDIT                                         -           525,520
NOTES PAYABLE                                       724,643        784,669
ACCOUNTS PAYABLE                                    275,263        843,775
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 1,369,019      1,815,805
ACCRUED EXPENSES                                  1,763,028      1,992,173

 TOTAL CURRENT LIABILITIES                    $   5,163,876  $   7,234,958


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 147,240 shares                 147,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 19,865,609 shares                       1,986,561      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,498,545     20,498,545
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                                -           100,528
RETAINED EARNINGS (DEFICIT)                     (26,165,436)   (27,410,609)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258 shares         (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (4,323,838) $  (5,468,483)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     840,038  $   1,766,475

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2004         2003


REVENUES                                         $ 3,317,029 $ 9,527,643
COST OF SALES                                      1,182,450   5,672,534

Gross profit                                     $ 2,134,579 $ 3,855,109

OPERATING EXPENSES:
   Research and development                      $   689,853 $   660,075
   Selling                                           517,346   2,365,326
   General and administrative                        479,287     555,980
   Total operating expenses                      $ 1,686,486 $ 3,581,381

OPERATING INCOME                                 $   448,093 $   273,728

OTHER INCOME (EXPENSE)
   Gain on sale of customer
    information and rights                           792,628        -
   Loss on discontinuance of operations           (  275,161)       -
   Other                                             279,613  (  153,510)

INCOME BEFORE INCOME TAXES                       $ 1,245,173 $   120,218
   Provision for income taxes                           -           -

NET INCOME                                       $ 1,245,173 $   120,218
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustments       (  100,528) (    1,246)

TOTAL COMPREHENSIVE INCOME                       $ 1,144,645 $   118,972

BASIC AND DILUTED INCOME PER COMMON SHARE        $      0.07 $      0.01

Weighted Average Common Shares Outstanding        18,320,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     18,320,000  18,320,000

The accompanying notes are an integral part of these consolidated financial statements.

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

                  Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10       Excess of     Other      Earnings Shares of
                   Par Value    Par Value  Comprehensive (Deficit)Common Stock
                                               Income                Held in
                                                                    Treasury

BALANCE AT
 DECEMBER 31, 2002    $1,986,561 $20,498,545 $101,774 $(27,530,827)$(888,971)

ADD:
Net income                  -           -        -         120,218      -
Translation adjustment      -           -      (1,246)        -         -

BALANCE AT
 DECEMBER 31, 2003    $1,986,561 $20,498,545 $100,528 $(27,410,609)$(888,971)

ADD:
Net income                  -           -        -       1,245,173      -
Translation adjustment      -           -    (100,528)        -         -
                            -           -                               -

BALANCE AT
 DECEMBER 31, 2004    $1,986,561 $20,498,545 $   -    $(26,165,436)$(888,971)





                        Series A             Series B
                      Preferred Stock    Preferred Stock
                      $1.00 Par Value    $1.00 Par Value

BALANCE AT
 DECEMBER 31, 2002,
 DECEMBER 31, 2003
 AND DECEMBER 31, 2004  $ 98,223           $ 147,240



The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 1,245,173 $   120,218
Adjustments to reconcile net income to net
cash provided by(used in)operating activities:
 Depreciation                                      $       866 $    15,713
 Amortization of prepaid expenses                       12,381       9,550
 Gain on sale of customer information and rights    (  792,628)       -
 Loss on discontinuance of subsidiary's operations     275,161        -
Change in assets and liabilities:
  Accounts receivable                                  504,118     568,443
  Inventory                                            154,778      48,337
  Prepaid expenses                                      22,640  (   51,919)
  Other assets                                          37,830        -
  Accounts payable                                  (   99,440) (  496,703)
  Accrued expenses                                  (   11,963)    375,309
  Other liabilities                                 (  446,786) (  727,376)
     Total adjustments                             $(  343,043)$(  258,646)
Net cash provided by(used in) operating activities $   902,130 $(  138,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $      -
 Proceeds from sale of customer information
  and rights                                            70,000        -
 Net cash provided by(used in)investing activities $    70,000 $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $(   60,026)$   140,000
 Net borrowings(repayments) under line of credit    (  525,520) (  276,577)
 Net borrowings(repayments) under loan agreement    (  241,093)        147
 Net cash provided by
 (used in) financing activities                    $(  826,639)$(  136,430)
 Effect of exchange rate changes on cash            (  100,528) (    1,246)
 Net increase (decrease) in
  cash and cash equivalents                        $    44,963 $(  276,104)
 Cash and cash equivalents at beginning of year        268,807     544,911
 Cash and cash equivalents at end of year          $   313,770 $   268,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $    37,702 $    73,010
  Income Taxes                                            -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $   980,000 $      -
 Accounts payable converted into notes payable            -        216,669




The accompanying notes are an integral part of these consolidated financial statements.
                                                                F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 and 2003

(1)   Business Operations

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We sell our products to OEMs, resellers and directly to end-users. In 2003 and 2004, our largest customers included Hewlett-Packard, StorageTek and Lockheed Martin.

In the year ended December 31, 2003, our top five customers accounted for approximately 23% of our total net revenues, and, in the year ended December 31, 2004, our top five customers accounted for approximately 36% of our total net revenues. During 2003, no customer exceeded 10% of total revenues. During 2004, two customers exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.


(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries. As of December 31, 2004, all remaining subsidiaries are inactive. All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2004               2003

     Raw materials                     $   119,301        $   238,092
     Work-in-process                        28,274             42,866
     Finished goods                          4,687             35,556
            Total                      $   152,262        $   316,514

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 and 2003

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

Depreciation expense of $866 and $15,713, was recorded for the periods ended December 31, 2004 and December 31, 2003, respectively.

Net Income Per Common Share

Basic income per share amounts are based on the weighted average number of common shares outstanding during each year. Diluted income per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year to the extent such equivalents have a dilutive effect on the income per share.

For the years ended December 31, 2004 and 2003, common share equivalents (options, warrants and convertible preferred stock) were not included in diluted income per share because the inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income per share.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost which approximates market value and includes instruments purchased with maturities of less than three months.

Stock Options

Proceeds from the sale of newly issued stock to employees under our stock option plans are credited to common stock to the extent of par value and the excess to capital in excess of par value.

Disclosures about the Fair Value of Financial Instruments

Our financial instruments consist mainly of cash, cash equivalents, accounts receivable, accounts payable, notes payable, a line of credit and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.
                                     F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003

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

Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards (SFAS) No. 142, goodwill cannot be amortized. However, a test for impairment must be performed annually, or immediately, if events or changes in circumstances indicate that such an impairment could exist. The goodwill impairment test has two steps. We identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value exceeds the book value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the book value exceeds its fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. As of December 31, 2004, the Company no longer has goodwill.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of the financial statements of foreign operations are recorded as a separate component of stockholders' investment as other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". As the Company's subsidiaries are no longer active, the other comprehensive income balance was reversed in 2004.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS
No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in the first annual reporting period beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require the compensation cost relating to share-based payment transactions to be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for small business issuers in the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of SFAS No. 123R will have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued
SFAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003

                                 (Continued)

(3)  Income Taxes

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

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:

                              Year ended      Year ended
                               December        December
                                 2004            2003

Provision (credit) at
federal statutory rate        $  423,400      $   40,900

State tax provision
(credit), net of federal
tax benefit                       68,100           7,700

Change in valuation
allowances                      (382,000)        (49,000)

Other                           (109,500)            400
                              $    -0-        $    -0-



We have federal net operating loss carryovers totalling $25,300,000 which expire through the year ended December 31, 2023.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004 and 2003

                                 (Continued)


(3)   Income Taxes - Continued


The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2004 and 2003 are as follows:

                                   December       December
                                     2004           2003

Assets
Reserves not currently deductible
 for tax purposes                  $   620,000    $   769,000
State tax net operating loss
 carryforward                        2,469,000      2,485,000
Federal net operating loss
 carryforward                        7,790,000      7,841,000
Employee benefits                       28,000         56,000
Other                                        0         36,000

 Total deferred tax assets         $10,907,000    $11,187,000

Liabilities
Other                              $         0    $   103,000

 Total deferred tax liabilities    $         0    $   103,000

Net deferred tax asset             $10,907,000    $11,290,000
Valuation allowance                (10,907,000)   (11,290,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 and 2003

                                 (Continued)

(4)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in Note
11. The outstanding balance due to the related party was $791,923 and $1,033,016 at December 31, 2004 and 2003, respectively.

Notes payable of $724,643 at December 31, 2004 and $784,699 at December 31, 2003 include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes amounts of $375,000 from related parties. These notes are further described in Note 10. The balances of $249,643 and $309,669 as of December 31, 2004 and December 31, 2003 include $99,643 and $159,669, respectively, of accounts payable converted to notes payable and $150,000 of series 1 bridge financing notes issued in 2000.

The series 1 bridge financing notes bore interest at the rate of 8% per annum prior to maturity. Since maturity, interest is accruing on these notes at a rate of 12% per annum. These bridge notes are convertible into shares of our common stock at any time at a weighted average per share price of $4.08. Following conversion of the bridge notes, if Arab Commerce Bank Ltd. does not realize at least a 20% gain on shares of common stock that they choose to sell during the 90 days following conversion, then Arab Commerce Bank Ltd. is entitled to acquire additional shares of common stock at a price of $0.10 per share through the exercise of repricing warrants. In addition to these bridge notes and the attached repricing warrants, we issued warrants to purchase 300,000 shares of common stock. These warrants have a weighted average exercise price of $4.54 per share. There is no value associated with these warrants recorded on our books.


(5)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2004 and 2003 were approximately 18,320,000.

Common stock equivalents include the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants (see Note 8) and conversion of preferred stock, assuming that we reinvested the proceeds to purchase additional shares at market value. Common stock equivalents also include shares of common stock that would be issuable upon conversion of subordinated promissory convertible notes.

Options and warrants to purchase 6,036,865 and 8,096,029 weighted average shares of common stock during the years ended December 31, 2004 and December 31, 2003, respectively, were not included in the computation of diluted income per share because to do so would have had an antidilutive effect on the computation of income per share. Weighted average shares issuable from convertible notes of 24,630 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2004 and 2003

                                 (Continued)

(5)   Earnings Per Share - Continued

As more fully described in Note 8, options and warrants to purchase 4,714,903 and 7,434,403 shares of common stock outstanding at December 31, 2004 and 2003, respectively, and 24,630 shares of common stock issuable upon conversion of notes outstanding at December 31, 2004 and 2003 could potentially dilute basic income (loss) per share in the future.


(6) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 245,463 shares are issued and outstanding as of December 31,2004. Of the 245,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 147,240 shares are Series B Convertible Preferred shares. Both the Series A and Series B Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. The 147,240 shares of Series B Preferred stock are convertible into up to a total of 1,525,939 shares of our common stock. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible. In 2005, 30,000 shares of Preferred Stock were converted into 408,838 shares of common stock.


(7)   Commitments and Contingencies

At December 31, 2004, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year


                  2005              $  163,916
                  2006                 176,148
                  2007                 177,371
                  2008                 183,488
                  2009                  91,744

                  Total             $  792,667

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $201,000 for the year ended December 31, 2004 and $562,000 for the year ended December 31, 2003.

                                     F-15

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2004 and 2003

                                 (Continued)

(7)   Commitments and Contingencies - Continued

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.


(8)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 32,800 options to purchase shares of our common stock were outstanding as of December 31, 2004. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2004, there were 464,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 617,000 options to purchase shares of our common stock were outstanding as of December 31, 2004. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2004, we had three stock option plans for officers and certain employees under which 1,996,800 shares were reserved and options for 883,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between March 4, 2006 and November 11, 2014.

Stock option activity for the two years ended December 31, 2004 was as follows:

Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options


	Outstanding at December 31, 2002  1,594,120          $.12  -   5.30

	Granted                             200,000           .47
	Exercised, cancelled or
	    Expired                        (485,820)          .12  -    .47
	Outstanding at December 31, 2003  1,308,300          $.12  -  $5.30

	Granted                              20,000           .06
	Exercised, cancelled or
	    Expired                        (214,500)          .12  -    .45
	Outstanding at December 31, 2004  1,113,800          $.06  -  $5.30

As of December 31, 2004 and 2003, options for 812,400 and 750,500 shares were exercisable at aggregate option prices of $556,696 and $486,716, respectively.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2004 and 2003

                                 (Continued)

(8)   Stock Options and Warrants - Continued

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                     December 31,  December 31,
                                          2004         2003

Net Income: As Reported (000's)             1,245          120
            Pro Forma                       1,192           60

Basic and Diluted EPS: As Reported           0.07         0.01
                       Pro Forma             0.07         0.00


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented. No amounts are included for 2003 because all options granted during the year were cancelled prior to year-end.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2004           2003
Assumptions:
      Risk free interest rate          3.53%           N/A
      Expected dividend yield             0%           N/A
      Expected life in years             10            N/A


As of December 31, 2004 and 2003, warrants to purchase 3,601,103 and 6,126,103 shares of common stock at weighted average prices of $1.02 per share were outstanding and an equal number of shares were reserved for issuance.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2004 and 2003

                                 (Continued)

 (9)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There was a $25,000 provision for additional compensation in 2004 and no provision for additional compensation in 2003.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. There was no matching contribution in 2004 or 2003.

We offer no post-retirement benefits other than those provided under the Plan.


(10)  Related Party Transactions

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2004 and 2003

                                 (Continued)

(10)  Related Party Transactions - Continued

In April through July 2002, we borrowed $125,000 from Joseph F. Kruy and $50,000 from Richard E. Calvert. We also entered into separate Loan and Security Agreements with Messrs. Kruy and Calvert. Our payment obligations under these Loan and Security Agreements (the "2002 Loan Agreements") are evidenced by 12% Notes due in April through July 2003. Under the 2002 Loan Agreements, we granted each of Messrs. Kruy and Calvert a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing.
Under the terms of the 2002 Loan Agreements, Messrs. Kruy and Calvert received a warrant to purchase up to one share of common stock for each dollar loaned to us, at an exercise price of $0.25 per share. We believe that the borrowing arrangements we made with Mr. Kruy and others were on terms at least as favorable to us as we would have expected from lenders unrelated to us.

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004.
Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us.
As of December 31, 2004, the balance outstanding under these Loan Agreements is $475,000 of which $325,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.


(11)Purchase Agreement

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2004 and 2003

                                 (Continued)

(12)Discontinuance of Super PC Memory, Inc. Operations

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


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                        March 30, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2005.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director