Form 10QSB
period 2005-04-02
CAMBEX CORP
filed 2005-05-16
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: April 2, 2005       Commission File No: 0-6933



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

Class                                 Outstanding as of April 2, 2005

Preferred                                          215,463 shares

Common                                          18,729,189 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2005 AND DECEMBER 31, 2004

                                      ASSETS

                                                   APRIL 2,    DECEMBER 31,
                                                     2005           2004
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   323,282   $   313,770

   ACCOUNTS RECEIVABLE,
   Less Reserves of $29,000                         327,926       297,705


   INVENTORIES                                      227,684       152,262

   PREPAID EXPENSES                                  75,999        76,301

      TOTAL CURRENT ASSETS                      $   954,891   $   840,038

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   416,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   430,654

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       430,654       430,654

 NET PROPERTY AND EQUIPMENT                     $     6,000   $      -



  TOTAL ASSETS                                  $   960,891   $   840,038

                          CONSOLIDATED BALANCE SHEETS

                        APRIL 2, 2005 AND DECEMBER 31, 2004

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 APRIL 2,      DECEMBER 31,
                                                   2005           2004
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $     762,576  $     791,923
NOTES PAYABLE                                       709,643        724,643
ACCOUNTS PAYABLE                                    247,136        275,263
OBLIGATIONS FOR TRADE-IN MEMORY                     240,000        240,000
OTHER LIABILITIES                                 1,364,580      1,369,019
ACCRUED EXPENSES                                  1,832,791      1,763,028

 TOTAL CURRENT LIABILITIES                    $   5,156,726  $   5,163,876


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 117,240 shares in 2005
  and 147,240 shares in 2004                        117,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 20,274,447 shares in 2005 and
  19,865,609 shares in 2004                       2,027,445      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,487,661     20,498,545
RETAINED EARNINGS (DEFICIT)                     (26,037,433)   (26,165,436)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (4,195,835) $  (4,323,838)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     960,891  $     840,038

                  CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 4, 2004



                                                      April 2,      April 4,
                                                         2005          2004


REVENUES                                             $   707,794 $   950,068
COST OF SALES                                            130,602     535,222

Gross profit                                          $  577,192 $   414,846

OPERATING EXPENSES:
   Research and development                           $  211,174 $   171,921
   Selling                                                89,801     211,135
   General and administrative                            119,405     155,181
   Total operating expenses                           $  420,380 $   538,237

OPERATING INCOME (LOSS)                               $  156,812 $(  123,391)

OTHER INCOME (EXPENSE):
   Gain on sale of customer information and rights          -        792,628
   Loss on discontinuance of subsidiary's operations        -     (  275,161)
   Other                                                 (28,809) (   80,353)
   Total other income(expense)                       $   (28,809)$   437,114

INCOME BEFORE INCOME TAXES                           $   128,003 $   313,723
   Provision for income taxes                               -           -

NET INCOME                                           $   128,003 $   313,723


INCOME PER COMMON SHARE                              $      0.01 $      0.02

Weighted Average Common Shares Outstanding            18,560,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding                         18,560,000  18,320,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2004       $1,986,561 $20,498,545$100,528 $(27,410,609)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    313,723 $    -

BALANCE AT
 APRIL 4, 2004         $1,986,561 $20,498,545$100,528 $(27,096,886)$(888,971)


BALANCE AT
 JANUARY 1, 2005       $1,986,561 $20,498,545$   -    $(26,165,436)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    128,003 $    -
Conversion of Preferred
 Stock to Common Stock     31,091      (1,091)   -            -         -
Dividends                   9,793      (9,793)

BALANCE AT
 APRIL 2, 2005         $2,027,445 $20,487,661$   -    $(26,037,433)$(888,971)




                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2004      $ 98,223           $ 147,240

ADD:

BALANCE AT
 APRIL 4, 2004        $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2005      $ 98,223           $ 147,240

ADD:
Conversion of Preferred
 Stock to Common Stock    -                (30,000)

BALANCE AT
 APRIL 2, 2005        $ 98,223           $ 117,240

                 CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 4, 2004

	                                                Three Months Ended
                                                      April 2,     April 4,
                                                       2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   128,003 $   313,723
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $      -    $       433
 Amortization of prepaid expenses                        6,800      12,381
 Gain on sale of customer information and rights          -     (  792,628)
 Loss on discontinuance of subsidiary's operations        -        275,161
Changes in operating assets and liabilities:
  Accounts receivable                               (   30,221)    638,769
  Inventory                                         (   75,422)     18,053
  Prepaid expenses                                  (    6,498) (   13,087)
  Accounts payable                                  (   28,127) (   81,488)
  Accrued expenses                                      69,763      72,723
  Other liabilities                                 (    4,439) (   12,295)
     Total adjustments                             $(   68,144)$   118,022
Net cash provided by(used in) operating activities $    59,859 $   431,745

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $(    6,000)$      -
 Proceeds from sale of customer information and rights    -         35,000
 Net cash provided by(used in)investing activities $(    6,000)$    35,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $      -    $(  524,896)
 Net borrowings (repayments)under loan agreement    (   29,347)     19,686
 Repayments of notes payable                        (   15,000) (   15,000)
 Net cash provided by
 (used in) financing activities                    $(   44,347)$(  520,210)

 Net increase (decrease) in
  cash and cash equivalents                        $     9,512 $(   53,465)
 Cash and cash equivalents at beginning of period      313,770     268,807
 Cash and cash equivalents at end of period        $   323,282 $   215,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $        50 $    34,603
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $      -    $ 1,015,000

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    April 2,     December 31,
                                     2005           2004

       Raw materials              $  129,269    $  119,301
       Work-in-process                67,995        28,274
       Finished goods                 30,420         4,687


                                  $  227,684    $  152,262


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Notes & Comments (Continued):

(3)    Short Term Borrowings

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $762,576 and $791,923 at April 2, 2005 and December 31, 2004, respectively.

Notes payable of $709,643 and $724,643 at April 2, 2005 and December 31, 2004, respectively, include $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes amounts of $375,000 from related parties. The balances of $234,643 and $249,643 as of April 2, 2005 and December 31, 2004, respectively, include $84,643 and $99,643, respectively, of accounts payable converted to notes payable and include $150,000 of series 1 bridge financing notes issued in 2000.

(4) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 215,463 shares are issued and outstanding as of April 2, 2005. Of the 215,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 117,240 shares are Series B Convertible Preferred shares. Both the Series A and Series B Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. In the first quarter of 2005, 30,000 shares of Series B Preferred Stock and dividends were converted into 408,838 shares of common stock, including 97,929 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock. As of April 2, 2005, if the holders of the remaining 117,240 shares of Series B Preferred stock had converted their shares, they would have been entitled to 1,615,990 shares of our common stock, including 400,960 common shares related to dividends. In April 2005, 20,000 shares of Series B preferred stock and dividends were converted into 276,087 shares of common stock, including 68,815 shares relating to dividends.

(5)Purchase Agreement

On January 30, 2004, Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entered into an agreement with Silicon Mountain Memory

                              FORM 10-QSB
                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Notes & Comments (Continued):

(5)Purchase Agreement (continued)

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

(6)Discontinuance of Super PC Memory, Inc. Operations

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

The Company acquired Super PC Memory in March 2002. Super PC Memory incurred substantial operating losses in fiscal year 2003 and the first quarter of fiscal year 2004. Due to unfavorable memory market conditions, Super PC's cost structure could not be supported by the revenues and gross profit Super PC could generate. Consequently, Super PC Memory executed an Assignment for the Benefit of Creditors. Cambex Corporation and its other subsidiaries are unaffected by the Super PC Memory action. However, the Assignment significantly reduced the Company's revenues. On the other hand, it also reduced its operating costs and positively impacted its cash flow.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 2, 2005 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended April 2, 2005 and the quarter ended April 4,
2004

Our revenues were $707,794 for the quarter ended April 2, 2005 and $950,068 for the quarter ended April 4, 2004. Revenues for the three months ended April 2, 2005 decreased 26% compared to revenues for the same three months in the prior year due to decreased memory sales resulting from the discontinuance of our Super PC Memory, Inc. subsidiary after the first quarter of 2004. The decrease in memory sales was partially offset by increased sales of our fibre channel connectivity products.

Gross profit rate was 82% of sales for the three months ended April 2, 2005 and 44% for the three months ended April 4, 2004. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products and software than our memory products.

Operating expenses for the three months ended April 2, 2005 decreased by 22% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended April 2, 2005 decreased by 57% compared to the amount of these expenses in the first quarter of fiscal 2004 due to reductions in personnel and related expenses of our discontinued subsidiary.

Other income(expense) for the quarter ended April 2, 2005 includes $32,600 of interest expense. Other income(expense) for the quarter ended April 4, 2004 includes $792,628 of income from the sale by our subsidiary of a portion of its customer information and rights to do business with said customers with respect to Wintel products, $275,161 of loss on discontinuance of subsidiary operations and $80,353 of interest expense.

Net income for the first quarter of fiscal 2005 was $128,000, or $0.01 per share, as compared with net income of $314,000, or $0.02 per share, for the first quarter of fiscal 2004.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Inflation

We did not experience any material adverse effects in the first quarter of 2005 or in the first quarter of 2004 due to general inflation.


Liquidity and Capital Resources

During the quarter ended April 2, 2005, net cash provided by operating activities was $59,859. Net cash used in investing activities was $6,000. Net cash used in financing activities was $44,347, relating primarily to repayments under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $762,576 at April 2, 2005. We also have notes payable of $709,643 at April 2, 2005, including $475,000 of advances payable which are due on demand. The $475,000 of advances payable includes $375,000 of borrowings from related parties. The notes payable balance of $234,643 includes $150,000 of series 1 bridge financing note and $84,643 of accounts payable converted to notes payable.

Our cash was $323,000 and $314,000 at April 2, 2005 and December 31, 2004, respectively. Working capital was a deficit of $4,202,000 and $4,324,000 at April 2, 2005 and at December 31, 2004, respectively. During the quarter ended April 2, 2005, we expended $6,000 for capital equipment. During fiscal 2005, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain present revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of Arab Commerce Bank
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.20 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Richard Calvert(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.21 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and H. Terry Snowday(included as Exhibit 10.34 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.22 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and The Hankins Family Trust(included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.23 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Joseph Kruy(included as Exhibit 10.36 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.24 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and SovCap Equity Partners, Ltd. (included as Exhibit 10.38 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

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

10.27 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc. (included as Exhibit 10.35 to the Company's Quarterly Report on Form 10QSB for the quarter ended April 4, 2004 and incorporated herein by reference).

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index and Reports on Form 8-K(continued)


(b) Reports on Form 8-K

None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 2, 2005 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 16, 2005