Form 10QSB
period 2005-07-02
CAMBEX CORP
filed 2005-08-12
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: July 2, 2005       Commission File No: 0-6933



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

Class                                 Outstanding as of July 2, 2005

Preferred                                          175,463 shares

Common                                          20,381,982 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        JULY 2, 2005 AND DECEMBER 31, 2004

                                      ASSETS

                                                    JULY 2,    DECEMBER 31,
                                                     2005           2004
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   325,570   $   313,770

   ACCOUNTS RECEIVABLE,
   Less Reserves of $29,000                         209,776       297,705


   INVENTORIES                                      219,739       152,262

   PREPAID EXPENSES                                  49,501        76,301

      TOTAL CURRENT ASSETS                      $   804,586   $   840,038

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   416,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   430,654

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       430,654       430,654

 NET PROPERTY AND EQUIPMENT                     $     6,000   $      -



  TOTAL ASSETS                                  $   810,586   $   840,038

                          CONSOLIDATED BALANCE SHEETS

                        JULY 2, 2005 AND DECEMBER 31, 2004

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                  JULY 2,      DECEMBER 31,
                                                   2005           2004
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $     683,767  $     791,923
NOTES PAYABLE                                       594,643        724,643
ACCOUNTS PAYABLE                                    243,540        275,263
OBLIGATIONS FOR TRADE-IN MEMORY                        -           240,000
OTHER LIABILITIES                                 1,337,688      1,369,019
ACCRUED EXPENSES                                  1,786,927      1,763,028

 TOTAL CURRENT LIABILITIES                    $   4,646,565  $   5,163,876


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 77,240 shares in 2005
  and 147,240 shares in 2004                         77,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 21,927,240 shares in 2005 and
  19,865,609 shares in 2004                       2,192,724      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,526,915     20,498,545
RETAINED EARNINGS (DEFICIT)                     (25,842,110)   (26,165,436)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (3,835,979) $  (4,323,838)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     810,586  $     840,038

                  CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 4, 2004


                             For the Quarter Ended   For the Six Months Ended
                                  July 2,   July 4,    July 2,       July 4,
                                    2005      2004       2005          2004


REVENUES                          $ 808,463 $ 633,951 $1,516,257 $ 1,584,019
COST OF SALES                       125,180   129,923    255,782     665,145

Gross profit                      $ 683,283 $ 504,028 $1,260,475 $   918,874

OPERATING EXPENSES:
   Research and development       $ 219,711 $ 168,754 $  430,885 $   340,675
   Selling                          113,272    89,463    203,073     300,598
   General and administrative       129,584   103,394    248,989     258,575
   Total operating expenses       $ 462,567 $ 361,611 $  882,947 $   899,848

OPERATING INCOME (LOSS)           $ 220,716 $ 142,417 $  377,528 $    19,026

OTHER INCOME (EXPENSE):
   Gain on sale of customer
    information and rights             -         -          -        792,628
   Loss on discontinuance of
    subsidiary's operations            -         -          -     (  275,161)
   Other                            (25,393)  (26,142)   (54,202) (  106,495)
   Total other income(expense)    $ (25,393)$ (26,142)$  (54,202)$   410,972

INCOME BEFORE INCOME TAXES        $ 195,323 $ 116,275 $   323,326 $   429,998
   Provision for income taxes          -         -          -           -

NET INCOME                        $ 195,323 $ 116,275 $   323,326 $   429,998


INCOME PER COMMON SHARE           $    0.01 $    0.01 $      0.02 $      0.02

Weighted Average Common
 Shares Outstanding              19,900,000 18,320,000 19,300,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding    19,900,000 18,320,000 19,300,000  18,320,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                Common Stock  Capital in  Accumulated   Retained   Cost of
                  $.10        Excess of     Other       Earnings   Shares
                Par Value     Par Value  Comprehensive (Deficit)   Held in
                                            Income                 Treasury


BALANCE AT
 JANUARY 1, 2004       $1,986,561 $20,498,545$100,528 $(27,410,609)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    429,998 $    -

BALANCE AT
 JULY 4, 2004          $1,986,561 $20,498,545$100,528 $(26,980,611)$(888,971)


BALANCE AT
 JANUARY 1, 2005       $1,986,561 $20,498,545$   -    $(26,165,436)$(888,971)
ADD:
Net income             $     -    $      -   $   -    $    323,326 $    -
Conversion of Preferred
 Stock to Common Stock     72,545      (2,545)   -            -         -
Dividends                  23,929     (23,929)
Conversion of Note Payable
 and interest to Common
 Stock                    109,689      54,844

BALANCE AT
 JULY 2, 2005          $2,192,724 $20,526,915$   -    $(25,842,110)$(888,971)



                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2004      $ 98,223           $ 147,240

ADD:

BALANCE AT
 JULY 4, 2004         $ 98,223           $ 147,240


BALANCE AT
 JANUARY 1, 2005      $ 98,223           $ 147,240

ADD:
Conversion of Preferred
 Stock to Common Stock    -                (70,000)

BALANCE AT
 JULY 2, 2005         $ 98,223           $  77,240

                 CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 4, 2004

	                                                 Six Months Ended
                                                       July 2,     July 4,
                                                       2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   323,326 $   429,998
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $      -    $       866
 Amortization of prepaid expenses                        6,800      12,381
 Obligations for trade-in memory                    (  240,000)       -
 Gain on sale of customer information and rights          -     (  792,628)
 Loss on discontinuance of subsidiary's operations        -        275,161
Changes in operating assets and liabilities:
  Accounts receivable                                   87,929     690,436
  Inventory                                         (   67,477) (   34,329)
  Prepaid expenses                                      20,000  (   16,432)
  Accounts payable                                  (   31,723) (   15,758)
  Accrued expenses                                      88,432  (   44,394)
  Other liabilities                                 (   31,331) (   39,027)
     Total adjustments                             $(  167,370)$    36,276
Net cash provided by(used in) operating activities $   155,956 $   466,274

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $(    6,000)$      -
 Proceeds from sale of customer information and rights    -         70,000
 Net cash provided by(used in)investing activities $(    6,000)$    70,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under line of credit   $      -    $(  525,520)
 Net borrowings (repayments)under loan agreement    (  108,156) (   38,862)
 Repayments of notes payable                        (   30,000) (   30,000)
 Net cash provided by
 (used in) financing activities                    $(  138,156)$(  594,382)

 Net increase (decrease) in
  cash and cash equivalents                        $    11,800 $(   58,108)
 Cash and cash equivalents at beginning of period      313,770     268,807
 Cash and cash equivalents at end of period        $   325,570 $   210,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $        50 $    36,254
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $      -    $   980,000
 Conversion of note payable and interest
  To Common Stock                                      164,533        -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     July 2,     December 31,
                                     2005           2004

       Raw materials              $  123,370    $  119,301
       Work-in-process                60,686        28,274
       Finished goods                 35,683         4,687


                                  $  219,739    $  152,262


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 2, 2005 Commission File:  0-6933

Notes & Comments (Continued):

(3)    Short Term Borrowings

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $683,767 and $791,923 at July 2, 2005 and December 31, 2004, respectively.

Notes payable of $594,643 and $724,643 at July 2, 2005 and December 31, 2004, respectively, include $375,000 and $475,000, respectively, of advances payable which are due on demand. The advances payable include $375,000 from related parties. The balances of $219,643 and $249,643 as of July 2, 2005 and December 31, 2004, respectively, include $69,643 and $99,643, respectively, of accounts payable converted to notes payable and include $150,000 of series 1 bridge financing notes issued in 2000.

(4) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 175,463 shares are issued and outstanding as of July 2, 2005. Of the 175,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 77,240 shares are Series B Convertible Preferred shares. Both the Series A and Series B Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. In 2005, 70,000 shares of Series B Preferred Stock and dividends were converted into 964,743 shares of common stock, including 239,289 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock. As of July 2, 2005, if the holders of the remaining 77,240 shares of Series B Preferred stock had converted their shares, they would have been entitled to 1,088,662 shares of our common stock, including 288,175 common shares related to dividends.

(5)Purchase Agreement

On January 30, 2004, Super PC Memory, Inc., a wholly-owned subsidiary of Cambex Corporation, entered into an agreement with Silicon Mountain Memory

                              FORM 10-QSB
                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 2, 2005 Commission File:  0-6933

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

                              FORM 10-QSB
                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 2, 2005 Commission File:  0-6933

Notes & Comments (Continued):

(7)Revenues and Obligations for trade-in memory

The revenues for the quarter ended July 2, 2005 include $240,000 of revenue which had been deferred until the obligations for trade-in memory were satisfied in this period. Without such deferred revenue, the revenue for the second quarter of 2005 would have been $568,463.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933



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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 2, 2005 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended July 2, 2005 and the quarter ended July 4,
2004

Our revenues were $808,463 for the quarter ended July 2, 2005 and $633,951 for the quarter ended July 4, 2004. The revenues for the quarter ended July 2, 2005 include $240,000 of revenue which had been deferred until the obligations for trade-in memory were satisfied in this period. Without such deferred revenue, the revenue for the second quarter of 2005 would have been $568,463.


Gross profit rate was 85% of sales for the three months ended July 2, 2005 and 80% for the three months ended July 4, 2004.

Operating expenses for the three months ended July 2, 2005 increased by 28% in comparison to operating expenses for the comparable three months of the prior year. Research and development expenses for the three months ended July 2, 2005 increased 30% compared to the amount of these expenses for the same three months in the prior year due to increases in personnel and additional product development costs. Selling and General and administrative expenses for the three months ended July 2, 2005 increased by 27% and 25% respectively compared to the amount of these expenses in the second quarter of fiscal 2004 due to increases in personnel and related expenses.

Other income(expense) for the quarter ended July 2, 2005 includes $27,285 of interest expense. Other income(expense) for the quarter ended July 4, 2004 includes $20,309 of income from the write-off of accrued liabilities and $46,451 of interest expense.

Net income for the second quarter of fiscal 2005 was $195,000, or $0.01 per share, as compared with net income of $116,000, or $0.01 per share, for the second quarter of fiscal 2004.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Inflation

We did not experience any material adverse effects in the second quarter of 2005 or in the second quarter of 2004 due to general inflation.


Liquidity and Capital Resources

During the six months ended July 2, 2005, net cash provided by operating activities was $155,956. Net cash used in investing activities was $6,000. Net cash used in financing activities was $138,156, relating primarily to repayments under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $683,767 at July 2, 2005. We also have notes payable of $594,643 at July 2, 2005, including $375,000 of advances payable from related parties, which are due on demand. The notes payable balance of $219,643 includes $150,000 of series 1 bridge financing note and $69,643 of accounts payable converted to notes payable.

Our cash was $326,000 and $314,000 at July 2, 2005 and December 31, 2004, respectively. Working capital was a deficit of $3,842,000 and $4,324,000 at July 2, 2005 and at December 31, 2004, respectively. During the six months ended July 2, 2005, we expended $6,000 for capital equipment. During fiscal 2005, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain present revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
Sovereign Purchasers dated as of January 18, 2000. (included as Exhibit 10.10 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.9	Guaranty Agreement among CyberFin Corporation, the Company and the Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.11 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.10	Stock Pledge Agreement by Joseph F. Kruy in favor of the
Sovereign Purchasers dated as of January 18, 2000  (included as Exhibit
10.12 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.11	Stock Pledge Agreement by CyberFin Corporation in favor of the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.13 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933

Item 6. Exhibit Index (continued)

10.12	Series 1 Bridge Financing Note in favor of Arab Commerce Bank
Ltd. dated as of February 9, 2000 (included as Exhibit 10.22 to the Company's Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.13 Loan and Security Agreement, as amended, by and between the Company and BA Associates, Inc. (included as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed with the Commission on November 29, 2000, Reg. No. 333-50936, and incorporated herein by reference.)

10.14 Fifth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2000 (included as Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.15 Form of Warrant Certificate between the Company and B.A. Associates, Inc. (included as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.16 Sixth Amendment to Loan and Security Agreement, as amended, by and between the Company and B.A. Associates, Inc., dated as of December 27, 2001(included as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17 Stock Purchase and Sale Agreement dated as of January 31, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham,
Simon Le and Richard G. Schaefer (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2002, and incorporated herein by reference).

10.18 Amendment to the Stock Purchase and Sale Agreement dated as of July 29, 2002 by and among Cambex Corporation, Super PC Memory, Inc., Son T. Pham, Simon Le and Richard G. Schaefer (included as Exhibit 10.32 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19 Securities Exchange Agreement dated as of June 28, 2002 by and among the Company and Richard Calvert(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933

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

10.24 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003(included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.25 Purchase Agreement dated January 30, 2004 by and between Silicon Mountain Memory Incorporated and Super PC Memory, Inc.(included as Exhibit
99.2 to the Company's Current Report on Form 8-K dated January 30, 2004 and incorporated herein by reference).

10.26 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc. (included as Exhibit 10.35 to the Company's Quarterly Report on Form 10QSB for the quarter ended April 4, 2004 and incorporated herein by reference).

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).



(b) Reports on Form 8-K

None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 2, 2005 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        August 12, 2005


20