Form 10KSB
period 2005-12-31
CAMBEX CORP
filed 2006-03-30
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2005

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

State issuer's revenues for its most recent fiscal year. $2,272,191

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes ___       No  _X

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 24, 2006 was $1,681,903 based on the closing price of the common stock on that date.

The number of shares of Cambex Corporation's preferred stock outstanding as of March 24, 2006: 98,223.

The number of shares of Cambex Corporation's common stock outstanding as of March 24, 2006: 23,294,058.

                                    PART I

                              Item 1.  Business.

Overview

A Massachusetts corporation, we are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

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

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2004 and 2005, our largest customers included Hewlett-Packard and StorageTek.

In the year ended December 31, 2005, our top five customers accounted for approximately 62% of our total net revenues, and, in the year ended December 31, 2004, our top five customers accounted for approximately 36% of our total net revenues. During 2005 and 2004, two customers exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in four of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development five years ago. Over the last two fiscal years, our research and development expenses were approximately $865,000 in 2005, compared to $690,000 in 2004. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

                                     Employees

At March 24, 2006, we had 15 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


     Item 5.  Market for Common Equity and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 24, 2006 was 501. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2005 and December 31, 2004:



                                      2005                     2004

                               High        Low          High        Low

       First Quarter           0.39        0.09         0.35        0.20
       Second Quarter          0.28        0.12         0.24        0.10
       Third Quarter           0.18        0.10         0.13        0.06
       Fourth Quarter          0.18        0.09         0.16        0.07




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

Set forth in chronological order is information regarding securities convertible into or exercisable for shares of our common stock issued by Cambex within the past three years:

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of March 24, 2006, the balance outstanding under the above and prior Loan and Security Agreements is $275,000 of which $225,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

Joseph F. Kruy and Richard E. Calvert are accredited investors and have provided us written representations to that effect.

We had no repurchases of equity securities in the fourth quarter of 2005.

     Item 6.  Management's Discussion and Analysis or Plan of Operation.


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB. Please refer to "Special Note Regarding Forward-Looking Statements" for additional information.


Comparison of fiscal years 2005 and 2004

Our revenues were $2,272,000 and $3,317,000 for 2005 and 2004, respectively. Revenues for 2005 decreased 31% compared to revenues for the prior year due to decreased memory product sales by our discontinued subsidiary which was partially offset by increased sales of our fibre channel connectivity products. The decreased memory sales were primarily the result of selling our WINTEL business. The revenues for 2005 include $240,000 of revenue which had been deferred until the obligations for trade-in memory were satisfied in this period.

Gross profit rate was 80% of revenues in 2005, compared to 64% of revenues in 2004. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products and software than our memory products.

Operating expenses in 2005 increased by 1% in comparison to operating expenses in the prior year. Research and development expenses for 2005 increased 25% compared to the amount of these expenses in the prior year due to increases in personnel and additional product development costs. Selling and General and Administrative expenses for 2005 decreased by 29% and 3% respectively compared to the amount of these expenses in 2004 primarily due to reductions in personnel and related expenses of our subsidiary.

Other income (expense) in 2005 consists of other income of $219,000 relating to the reversal of accrued expenses and $118,000 of interest expense. Other income (expense) in 2004 includes $793,000 of income from the sale by our subsidiary of a portion of its customer information and rights to do business with said customers with respect to WINTEL business, $275,000 of loss from discontinuance of operations, $100,000 of final foreign currency translation adjustment, $350,000 of income from the write-off of accrued liabilities and $205,000 of interest expense.

Total comprehensive income for 2005 was $230,000 or $0.01 per share, as compared with total comprehensive income of $1,145,000, or $0.06 per share, for 2004.


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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 is an amendment of APB Opinion 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principal. This Statement applies to all voluntary changes in accounting principal and to changes required by an accounting pronouncement in unusual instances that the pronouncement does not include specific transition provisions. The Company does not expect the adoption of SFAS 154 to have an impact on its financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operations.

Inflation

We did not experience any material adverse effects in 2004 or 2005 due to general inflation.

Liquidity and Capital Resources

During 2005, net cash used in operating activities was $96,319. Net cash used in investing activities, related to the purchase of equipment, was $6,000. Net cash provided by financing activities was $115,296, relating primarily to borrowings under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $967,219 at December 31, 2005. We also have notes payable of $464,643 at December 31, 2005 which include $275,000 of advances payable which are due on demand. The $275,000 of advances payable consists of borrowings from related parties. The notes payable balance of $189,643 includes $150,000 of the series 1 bridge financing note and $39,643 of accounts payable converted to notes payable.

Our cash was $327,000 and $314,000 at December 31, 2005 and December 31, 2004, respectively. Working capital was a deficit of $3,666,000 and $4,324,000 at December 31, 2005 and at December 31, 2004, respectively. During 2005, we expended $6,000 for capital equipment. During fiscal 2006, we expect to acquire less than $100,000 of capital equipment.

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


            Item 8A. Controls and Procedures.

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


            Item 8B. Other Information.

None.

                                   PART III


       Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               74     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
Philip C. Hankins (1)(2)         74     Director
C.V. Ramamoorthy, Ph.D. (1)(2)   79     Director
Robert J. Spain, Ph.D. (1)(2)    68     Director
Lois P. Lehberger                49     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



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

	Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2005.



                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2005 and December 31, 2004.

Summary Compensation Table
                                      Annual                 Long Term
                                   Compensation(1)       Compensation Awards
Name and Position            Year  Salary      Bonus         Options(#)

Joseph F. Kruy               2005  $200,000(2) $ 9,902(2)       -
Chairman, President and CEO  2004  $200,000(2) $25,087(2)       -

Lois P. Lehberger            2005  $ 80,000    $ 2,475          -
Vice President,              2004  $ 80,000       -             -
Controller and Clerk

(1)The columns for "Other Annual Compensation" and "All Other
   Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $100,000 and $125,087 for which payment has been deferred in 2005 and 2004, respectively.


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


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2005 December 31,2005(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -    134,500/20,000             -/-

(1) The closing price of our Common Stock on December 31, 2005 was $0.11 per share. The numbers shown reflect the value of options accumulated over all years of employment.


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

We compensate our non-employee directors with an annual fee of $10,000 and a fee of $1,000 for each meeting of the board of directors attended. In March 2005, the board of directors authorized the non-employee director compensation to be converted from cash to shares of our common stock at a price of $0.15 per share. In 2005, 1,118,333 shares were issued to the non-employee directors as compensation for past services as a member of the board of directors.


  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 24, 2006, by:

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

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)              5,522,739          		 23.3%

Estate of Richard E. Calvert(4) 3,014,586           		 12.3
 c/o Huntington National Bank
 1227 East Front Street
 Traverse City, MI 49685

Peter J. Kruy (5)               1,597,164            		  6.7

H. Terry Snowday, Jr.(6)        1,575,302           		  6.7
 7784 East Shore Road
 Traverse City, MI 49686

Bruce D. Rozelle(7)             1,300,000            		  5.3
 9 Webster Circle
 Sudbury, MA 01776

Philip C. Hankins (8)             757,720            		  3.2

C.V. Ramamoorthy (9)              616,656            		  2.6

Robert J. Spain (10)              251,083            		  1.1

Lois P. Lehberger (11)            134,500            		   *

All directors and executive
officers as a group
(5 persons) (12)                7,282,698           		 30.2

_______________
*		Represents beneficial ownership of less than 1%.

(1) Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days following March 24, 2006 (May 23, 2006) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2) Percentage of ownership is based on 23,294,058 shares of common stock outstanding as of March 24, 2006.

(3) Includes 100,000 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006). Includes 270,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002. This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd., the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 700,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006). Also, includes 469,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(5) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, 135,000 shares subject to currently exercisable options, and 500,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006). Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin
Pledge Agreement, CyberFin has the right to vote the pledged shares.

(6) Includes 107,610 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(7) Consists of 1,300,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23,
2006) held by B.A. Associates. Bruce Rozelle, a son-in-law of Joseph F. Kruy, has both voting and investment control over B.A. Associates. Mr. Rozelle disclaims beneficial ownership of these shares.

(8) Includes 67,500 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006). Includes 135,220 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(9) Includes 67,500 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006).

(10) Includes 32,750 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006).

(11) Consists of 134,500 shares subject to options exercisable within 60 days following March 24, 2006 (or by May 23, 2006).

(12) Includes 807,670 shares subject to options and warrants exercisable within 60 days following March 24, 2006 (or by May 23, 2006) and stock issuable upon conversion of Series A Preferred stock. See footnotes
(3)through (11) above.

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

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of December 31, 2005, the balance outstanding under the above and prior Loan and Security Agreements is $275,000 of which $225,000 is owed to Joseph F. Kruy and $50,000 is owed to the estate of Richard E. Calvert.


                         Item 13.  Exhibits.

The following documents are filed as part of this report:

             (1) The financial statements listed in the index to financial statements appearing at page F-1 of this report, which index is incorporated in this item by reference.

             (2)   See the exhibit index following on page A-1.


                Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees we agreed to pay Sullivan Bille, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of financial statements included in Form 10-QSB for the year ended December 31, 2005 is up to $57,450 and for the year ended December 31, 2004 was $52,100.

Audit Related Fees

There were no fees billed in 2005 and 2004 for assurance and related services provided by the Company's principal accountants.

Tax Fees

During 2005 and 2004, there were no fees billed for tax compliance, tax advice, and tax planning professional services rendered by the Company's principal accountants.

All Other Fees

There were no fees billed in 2005 and 2004 for products and other services provided by the Company's principal accountants.


The Audit Committee approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be provided by the auditor in accordance with the Audit Committee Charter.

There were no hours expended on the principal accountant's engagement to audit the Company's financial statements for 2005 that were attributed to work performed by persons other than the principal accountant's full time, permanent employees.

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


                                    A-2

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

10.17 Lease by and between the Company and Bertech Flanders, LLC dated as of April 24, 2003 (included as Exhibit 10.33 to the Company's Quarterly Report on 10QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.18 Purchase Agreement dated January 30, 2004 by and between Silicon Mountain Memory Incorporated and Super PC Memory, Inc. (included as Exhibit
99.2 to the Company's Current Report on Form 8-K filed on February 5, 2004 and incorporated herein by reference).

10.19 General Assignment dated May 21, 2004 by Super PC Memory, Inc. to Maximum Asset Recovery Services, Inc. (included as Exhibit 10.35 to the Company's Quarterly Report on 10QSB for the quarter ended April 4, 2004, and incorporated herein by reference).

21.1	List of subsidiaries of the Company.

31.1 Certification as required by section 302 of the Sarbanes-Oxley Act of
2002

32.1 Certification as required by section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

99.1 Risk Factors.


                                  A-3

                     CAMBEX CORPORATION AND SUBSIDIARIES


                 (Information required by Part II, Item 7 and
                        Part III, Item 13 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2005 and 2004        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2005 and December 31, 2004            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2005 and
       December 31, 2004                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2005 and December 31, 2004      F - 7

Notes to Consolidated Financial Statements                      F - 8







                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
March 1, 2006





                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2005          2004


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   326,747   $   313,770

   ACCOUNTS RECEIVABLE,
   Less Reserves of $29,000                         175,141       297,705


   INVENTORIES                                      154,121       152,262

   PREPAID EXPENSES                                  57,648        76,301

      TOTAL CURRENT ASSETS                      $   713,657   $   840,038

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   416,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   430,654

 LESS - ACCUMULATED DEPRECIATION                    431,654       430,654

 NET PROPERTY AND EQUIPMENT                     $     5,000   $      -


  TOTAL ASSETS                                  $   718,657   $   840,038

The accompanying notes are an integral part of these consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2005             2004

CURRENT LIABILITIES:
LOAN AGREEMENT                                $     967,219  $     791,923
NOTES PAYABLE                                       464,643        724,643
ACCOUNTS PAYABLE                                    154,918        275,263
OBLIGATIONS FOR TRADE-IN MEMORY                        -           240,000
OTHER LIABILITIES                                 1,188,828      1,369,019
ACCRUED EXPENSES                                  1,604,386      1,763,028

 TOTAL CURRENT LIABILITIES                    $   4,379,994  $   5,163,876


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 37,240 shares in 2005
  and 147,240 shares in 2004                         37,240        147,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 24,287,420 shares in 2005 and
  19,865,609 shares in 2004                       2,428,742      1,986,561
CAPITAL IN EXCESS OF PAR VALUE                   20,598,647     20,498,545
RETAINED EARNINGS (DEFICIT)                     (25,935,218)   (26,165,436)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258 shares         (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (3,661,337) $  (4,323,838)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     718,657  $     840,038

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2005         2004


REVENUES                                         $ 2,272,191 $ 3,317,029
COST OF SALES                                        447,508   1,182,450

Gross profit                                     $ 1,824,683 $ 2,134,579

OPERATING EXPENSES:
   Research and development                      $   865,252 $   689,853
   Selling                                           366,839     517,346
   General and administrative                        463,850     479,287
   Total operating expenses                      $ 1,695,941 $ 1,686,486

OPERATING INCOME                                 $   128,742 $   448,093

OTHER INCOME (EXPENSE)
   Gain on sale of customer
    information and rights                              -        792,628
   Loss on discontinuance of operations                 -     (  275,161)
   Other                                             101,476     279,613

INCOME BEFORE INCOME TAXES                       $   230,218 $ 1,245,173
   Provision for income taxes                           -           -

NET INCOME                                       $   230,218 $ 1,245,173
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustments             -     (  100,528)

TOTAL COMPREHENSIVE INCOME                       $   230,218 $ 1,144,645

BASIC AND DILUTED INCOME PER COMMON SHARE        $      0.01 $      0.07

Weighted Average Common Shares Outstanding        20,700,000  18,320,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     20,700,000  18,320,000

The accompanying notes are an integral part of these consolidated financial statements.

                         CAMBEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

                  Common Stock  Capital in  Accumulated  Retained   Cost of
                     $.10       Excess of     Other      Earnings Shares of
                   Par Value    Par Value  Comprehensive (Deficit)Common
Stock
                                               Income                Held in
                                                                    Treasury

BALANCE AT
 DECEMBER 31, 2003     $1,986,561 $20,498,545 $100,528$(27,410,609)$(888,971)

ADD:
Net income                   -           -        -      1,245,173      -
Translation adjustment       -           -    (100,528)       -         -

BALANCE AT
 DECEMBER 31, 2004     $1,986,561 $20,498,545 $   -   $(26,165,436)$(888,971)

ADD:
Net income                   -           -        -        230,218      -
Conversion of Preferred
 Stock to Common Stock    114,000      (4,000)    -           -         -
Dividends                  39,992     (39,992)    -           -         -
Conversion of Notes Payable
 and interest to Common
 Stock                    176,356      88,177     -           -         -
Conversion of Accrued
 Expenses to Common Stock 111,833      55,917     -           -         -

BALANCE AT
 DECEMBER 31, 2005     $2,428,742 $20,598,647 $   -   $(25,935,218)$(888,971)





                        Series A             Series B
                      Preferred Stock    Preferred Stock
                      $1.00 Par Value    $1.00 Par Value

BALANCE AT
 DECEMBER 31, 2003,
 DECEMBER 31, 2004      $ 98,223           $ 147,240

ADD:
Conversion of Preferred
 Stock to Common Stock      -               (110,000)

BALANCE AT
 DECEMBER 31, 2005      $ 98,223           $  37,240



The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   230,218 $ 1,245,173
Adjustments to reconcile net income to net
cash provided by(used in)operating activities:
 Depreciation                                      $     1,000 $       866
 Amortization of prepaid expenses                        6,800      12,381
 Obligations for trade-in memory                    (  240,000)       -
 Gain on sale of customer information and rights          -     (  792,628)
 Loss on discontinuance of subsidiary's operations        -        275,161
Change in assets and liabilities:
  Accounts receivable                                  122,564     504,118
  Inventory                                         (    1,859)    154,778
  Prepaid expenses                                      11,853      22,640
  Other assets                                            -         37,830
  Accounts payable                                  (  120,345) (   99,440)
  Accrued expenses                                      73,641  (   11,963)
  Other liabilities                                 (  180,191) (  446,786)
     Total adjustments                             $(  326,537)$(  343,043)
Net cash provided by(used in) operating activities $(   96,319)$   902,130

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $(    6,000)$      -
 Proceeds from sale of customer information
  and rights                                              -         70,000
 Net cash provided by(used in)investing activities $(    6,000)$    70,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $(   60,000)$(   60,026)
 Net borrowings(repayments) under line of credit          -     (  525,520)
 Net borrowings(repayments) under loan agreement       175,296  (  241,093)
 Net cash provided by
 (used in) financing activities                    $   115,296 $(  826,639)
 Effect of exchange rate changes on cash                  -     (  100,528)
 Net increase (decrease) in
  cash and cash equivalents                        $    12,977 $    44,963
 Cash and cash equivalents at beginning of year        313,770     268,807
 Cash and cash equivalents at end of year          $   326,747 $   313,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $        50 $    37,702
  Income Taxes                                            -           -
Non-cash financing and investing activities:
 Sale of customer information and rights           $      -    $   980,000
 Conversion of note payable and interest
  to Common Stock                                      264,533        -
 Conversion of accrued expenses to Common Stock        167,750        -



The accompanying notes are an integral part of these consolidated financial statements.
                                    F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2005 and 2004

(1)   Business Operations

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We sell our products to OEMs, resellers and directly to end-users. In 2004 and 2005, our largest customers included Hewlett-Packard and StorageTek.

In the year ended December 31, 2004, our top five customers accounted for approximately 36% of our total net revenues, and, in the year ended December 31, 2005, our top five customers accounted for approximately 62% of our total net revenues. During 2004 and 2005, two customers exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.


(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambex Corporation and its wholly-owned subsidiaries. All subsidiaries are inactive. All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2005               2004

     Raw materials                     $   104,461        $   119,301
     Work-in-process                        14,491             28,274
     Finished goods                         35,169              4,687
            Total                      $   154,121        $   152,262

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2005 and 2004

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

Depreciation expense of $1,000 and $866, was recorded for the periods ended December 31, 2005 and December 31, 2004, respectively.

Net Income Per Common Share

Basic income per share amounts are based on the weighted average number of common shares outstanding during each year. Diluted income per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year to the extent such equivalents have a dilutive effect on the income per share.

For the years ended December 31, 2005 and 2004, common share equivalents (options, warrants and convertible preferred stock) were not included in diluted income per share because the inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income per share.

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

Disclosures about the Fair Value of Financial Instruments

Our financial instruments consist mainly of cash, cash equivalents, accounts receivable, accounts payable, notes payable and a revolving credit agreement. The carrying amounts of these financial instruments approximate their fair value due to the short-term nature of these instruments.
                                     F-9

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2005 and 2004

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

                    December 31, 2005 and 2004

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


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2005 and 2004

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 is an amendment of APB Opinion 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principal. This Statement applies to all voluntary changes in accounting principal and to changes required by an accounting pronouncement in unusual instances that the pronouncement does not include specific transition provisions. The Company does not expect the adoption of SFAS 154 to have an impact on its financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operations.

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

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:

                              Year ended      Year ended
                               December        December
                                 2005            2004

Provision (credit) at
federal statutory rate        $   78,300      $  423,400

State tax provision
(credit), net of federal
tax benefit                       14,600          68,100

Change in valuation
allowances                       (93,200)       (382,000)

Other                                300        (109,500)
                              $    -0-        $    -0-

We have federal net operating loss carryovers totalling $25,100,000 which expire through the year ended December 31, 2023.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005 and 2004

                                 (Continued)


(3)   Income Taxes - Continued


The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2005 and 2004 are as follows:

                                   December       December
                                     2005           2004

Assets
Reserves not currently deductible
 for tax purposes                  $   620,000    $   620,000
State tax net operating loss
 carryforward                        2,448,000      2,469,000
Federal net operating loss
 carryforward                        7,720,000      7,790,000
Employee benefits                       26,000         28,000

Net deferred tax asset             $10,814,000    $10,907,000
Valuation allowance                (10,814,000)   (10,907,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.


(4)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 10. The outstanding balance due to the related party was $967,219 and $791,923 at December 31, 2005 and 2004, respectively.

Notes payable of $464,643 at December 31, 2005 and $724,643 at December 31, 2004 include $275,000 and $475,000, respectively, of advances payable which are due on demand. The $275,000 and $475,000 of advances payable include amounts of $275,000 and $375,000, respectively, from related parties. These notes are further described in Note 10. The balances of $189,643 and $249,643 as of December 31, 2005 and December 31, 2004 include $39,643 and $ 99,643, respectively, of accounts payable converted to notes payable and $150,000 of series 1 bridge financing notes issued in 2000.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2005 and 2004

                                 (Continued)

(4)   Short Term Borrowings - Continued

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


(5)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2005 and 2004 were approximately 20,700,000 and 18,320,000, respectively.

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

Options and warrants to purchase 5,159,909 and 6,036,865 weighted average shares of common stock during the years ended December 31, 2005 and December 31, 2004, respectively, were not included in the computation of diluted income per share because to do so would have had an antidilutive effect on the computation of income per share. Weighted average shares issuable from convertible notes of 24,630 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 8, options and warrants to purchase 4,431,550 and 4,714,903 shares of common stock outstanding at December 31, 2005 and 2004, respectively, and 24,630 shares of common stock issuable upon conversion of notes outstanding at December 31, 2005 and 2004 could potentially dilute basic income (loss) per share in the future.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2005 and 2004

                                 (Continued)

 (6) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 135,463 and 245,463 shares are issued and outstanding as of December 31, 2005 and December 31, 2004, respectively. Of the 135,463 and 245,463 preferred shares outstanding, 98,223 shares are Series A Convertible Preferred shares and 37,240 and 147,240 shares, respectively, are Series B Convertible Preferred shares. Both the Series A and Series B Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of both Series A and Series B Preferred stock are not entitled to any voting rights for any shares of Series A or Series B Preferred stock which they hold. The holders of the Series B Convertible Preferred stock were granted registration rights for the underlying common stock into which the Preferred is convertible. Both the Series A and Series B Preferred Stock are convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. In 2005, 110,000 shares of Preferred Stock and dividends were converted into 1,539,924 shares of common stock, including 399,924 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock. In 2006, the remaining 37,240 shares of Series B Preferred stock and dividends were converted into 551,896 shares of common stock, including 165,954 shares relating to dividends.

(7)   Commitments and Contingencies

At December 31, 2005, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year


                  2006                 176,148
                  2007                 177,371
                  2008                 183,488
                  2009                  91,744

                  Total             $  628,751

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $248,000 for the year ended December 31, 2005 and $201,000 for the year ended December 31, 2004.

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2005 and 2004

                                 (Continued)

(8)   Stock Options and Warrants

On March 24,1987, we established the 1987 Stock Option Plan and 32,800 options to purchase shares of our common stock were outstanding as of December 31, 2005. On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2005, there were 464,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 692,000 options to purchase shares of our common stock were outstanding as of December 31, 2005. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2005, we had three stock option plans for officers and certain employees under which 1,996,800 shares were reserved and options for 808,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between March 4, 2006 and March 25, 2015.

Stock option activity for the two years ended December 31, 2005 was as follows:

Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options


	Outstanding at December 31, 2003  1,308,300          $.12  -  $5.30

	Granted                              20,000           .06
	Exercised, cancelled or
	    Expired                        (214,500)          .12  -    .45
	Outstanding at December 31, 2004  1,113,800          $.06  -  $5.30

      Granted                             215,000           .09  -    .16
	Exercised, cancelled or
	    Expired                        (140,000)          .09  -    .16
	Outstanding at December 31, 2005  1,188,800          $.06  -  $5.30


As of December 31, 2005 and 2004, options for 1,008,800 and 812,400 shares were exercisable at aggregate option prices of $679,816 and $556,696, respectively.


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2005 and 2004

                                 (Continued)

(8)   Stock Options and Warrants - Continued

Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                      Year ended    Year ended
                                     December 31,  December 31,
                                          2005         2004

Net Income: As Reported (000's)               230        1,245
            Pro Forma                         200        1,192

Basic and Diluted EPS: As Reported           0.01         0.07
                       Pro Forma             0.01         0.07


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented.

                                     Year ended    Year ended
                                     December 31,  December 31,
                                        2005           2004
Assumptions:
      Risk free interest rate          4.17%          3.53%
      Expected dividend yield             0%             0%
      Expected life in years             10             10


As of December 31, 2005 and 2004, warrants to purchase 3,242,750 and 3,601,103 shares of common stock at weighted average prices of $0.36 and $1.02 per share were outstanding and an equal number of shares were reserved for issuance. Our shareholders have approved an increase from 25,000,000 to 50,000,000 shares in the aggregate number of shares of common stock authorized to be issued by the Company.


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2005 and 2004

                                 (Continued)

 (9)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There were provisions of $17,000 and $25,000 for additional compensation in 2005 and 2004, respectively.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. There was no matching contribution in 2005 or 2004.

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

                     December 31, 2005 and 2004

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

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us.
As of December 31, 2005, the balance outstanding under these Loan Agreements is $275,000 of which $225,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.

(11)Discontinuance of Super PC Memory, Inc. Operations

On May 21, 2004, the Company's Super PC Memory, Inc. subsidiary discontinued its operations and executed an Assignment for the Benefit of Creditors. The purpose of the Assignment was to provide an orderly liquidation of Super PC's assets and distribution of the proceeds to Super PC's creditors. Super PC's assets primarily consisted of inventory, receivables, fixed assets and a Purchase Agreement for the sale of Super PC's customer base relating to Wintel Products and rights to do business with said customers. The Company recorded a loss of $275,161 during the quarter ended April 4, 2004 on this transaction. The Assignee is Maximum Asset Recovery Services, Inc., a Los Angeles, California based financial consulting and management firm. Maximum Asset Recovery Services, Inc. has no relationship to Super PC Memory, Cambex Corporation or any of their affiliates.

The Company acquired Super PC Memory in March 2002. Super PC Memory incurred substantial operating losses in fiscal year 2003 and fiscal year 2004 through the date of the assignment. Due to unfavorable memory market conditions, Super PC's cost structure could not be supported by the revenues and gross profit Super PC could generate. Consequently, Super PC Memory executed an Assignment for the Benefit of Creditors. Cambex Corporation and its other subsidiaries are unaffected by the Super PC Memory action. However, the Assignment significantly reduced the Company's revenues. On the other hand, it also reduced its operating costs and positively impacted its cash flow.
                                      F-19

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                        March 30, 2006



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2006.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   Philip C. Hankins
            Philip C. Hankins, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director

44