Form 10QSB
period 2006-04-01
CAMBEX CORP
filed 2006-05-01
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: April 1, 2006       Commission File No: 0-6933



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

Class                                 Outstanding as of April 1, 2006

Preferred                                           98,223 shares

Common                                          23,294,058 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        APRIL 1, 2006 AND DECEMBER 31, 2005

                                      ASSETS

                                                   APRIL 1,    DECEMBER 31,
                                                     2006           2005
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   358,090   $   326,747

   ACCOUNTS RECEIVABLE,
   Less Reserves of $26,000 in 2006
    And $29,000 in 2005                             118,900       175,141


   INVENTORIES                                      131,102       154,121

   PREPAID EXPENSES                                  56,527        57,648

      TOTAL CURRENT ASSETS                      $   664,619   $   713,657

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   422,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   436,654

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       432,154       431,654

 NET PROPERTY AND EQUIPMENT                     $     4,500   $     5,000



  TOTAL ASSETS                                  $   669,119   $   718,657

                          CONSOLIDATED BALANCE SHEETS

                        APRIL 1, 2006 AND DECEMBER 31, 2005

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 APRIL 1,      DECEMBER 31,
                                                   2006           2005
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $        -     $     967,219
NOTES PAYABLE                                       449,643        464,643
ACCOUNTS PAYABLE                                    173,023        154,918
OTHER LIABILITIES                                 1,183,995      1,188,828
ACCRUED EXPENSES                                  1,866,618      1,604,386

 TOTAL CURRENT LIABILITIES                    $   3,673,279  $   4,379,994


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 37,240 shares in 2005             -            37,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 24,839,316 shares in 2006 and
  24,287,420 shares in 2005                       2,483,932      2,428,742
CAPITAL IN EXCESS OF PAR VALUE                   20,580,697     20,598,647
RETAINED EARNINGS (DEFICIT)                     (25,278,041)   (25,935,218)
LESS - COST OF SHARES OF COMMON STOCK
       HELD IN TREASURY - 1,545,258                (888,971)      (888,971)

TOTAL STOCKHOLDERS' INVESTMENT                $  (3,004,160) $  (3,661,337)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     669,119  $     718,657

                  CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005



                                                      April 1,      April 2,
                                                         2006          2005


REVENUES                                             $ 1,306,649 $   707,794
COST OF SALES                                            112,866     130,602

Gross profit                                          $1,193,783 $   577,192

OPERATING EXPENSES:
   Research and development                           $  234,991 $   211,174
   Selling                                               123,750      89,801
   General and administrative                            157,873     119,405
   Total operating expenses                           $  516,614 $   420,380

OPERATING INCOME                                      $  677,169 $   156,812

OTHER INCOME (EXPENSE)                                $(  19,992)$(   28,809)

INCOME BEFORE INCOME TAXES                           $   657,177 $   128,003
   Provision for income taxes                               -           -

NET INCOME                                           $   657,177 $   128,003


INCOME PER COMMON SHARE                              $      0.03 $      0.01

Weighted Average Common Shares Outstanding            23,160,000  18,560,000
Weighted Average Common and Common
Equivalent Shares Outstanding                         23,160,000  18,560,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                        Common Stock  Capital in    Retained    Cost of
                          $.10        Excess of     Earnings    Shares
                        Par Value     Par Value     (Deficit)   Held in
                                                                Treasury

BALANCE AT
 JANUARY 1, 2005         $1,986,561  $20,498,545  $(26,165,436)  $(888,971)
ADD:
Net income               $     -     $      -     $    128,003   $    -
Conversion of Preferred
 Stock to Common Stock       31,091       (1,091)         -           -
Dividends                     9,793       (9,793)         -           -

BALANCE AT
 APRIL 2, 2005           $2,027,445  $20,487,661  $(26,037,433)  $(888,971)


BALANCE AT
 JANUARY 1, 2006         $2,428,742  $20,598,647  $(25,935,218)  $(888,971)
ADD:
Net income               $     -     $      -     $    657,177   $    -
Conversion of Preferred
 Stock to Common Stock       38,594       (1,354)         -           -
Dividends                    16,596      (16,596)         -           -

BALANCE AT
 APRIL 1, 2006           $2,483,932  $20,580,697  $(25,278,041)  $(888,971)


                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value


BALANCE AT
 JANUARY 1, 2005      $ 98,223           $ 147,240

ADD:
Conversion of Preferred
 Stock to Common Stock    -                (30,000)

BALANCE AT
 APRIL 2, 2005        $ 98,223           $ 117,240


BALANCE AT
 JANUARY 1, 2006      $ 98,223           $  37,240

ADD:
Conversion of Preferred
 Stock to Common Stock    -                (37,240)

BALANCE AT
 APRIL 1, 2006        $ 98,223           $       0

                 CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005

	                                                Three Months Ended
                                                      April 1,     April 2,
                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   657,177 $   128,003
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $       500 $      -
 Amortization of prepaid expenses                        8,147       6,800

Changes in operating assets and liabilities:
  Accounts receivable                                   56,241  (   30,221)
  Inventory                                             23,019  (   75,422)
  Prepaid expenses                                  (    7,026) (    6,498)
  Accounts payable                                      18,105  (   28,127)
  Accrued expenses                                     262,232      69,763
  Other liabilities                                 (    4,833) (    4,439)
     Total adjustments                             $   356,385 $(   68,144)
Net cash provided by(used in) operating activities $ 1,013,562 $    59,859

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $(    6,000)
Net cash provided by(used in)investing activities  $      -    $(    6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under loan agreement    (  967,219) (   29,347)
 Repayments of notes payable                        (   15,000) (   15,000)
 Net cash provided by
 (used in) financing activities                    $(  982,219)$(   44,347)

 Net increase (decrease) in
  cash and cash equivalents                        $    31,343 $     9,512
 Cash and cash equivalents at beginning of period      326,747     313,770
 Cash and cash equivalents at end of period        $   358,090 $   323,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $      -    $        50
 Income Taxes                                             -           -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    April 1,     December 31,
                                     2006           2005

       Raw materials              $   70,660    $  104,461
       Work-in-process                27,091        14,491
       Finished goods                 33,351        35,169


                                  $  131,102    $  154,121


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 1, 2006 Commission File:  0-6933

Notes & Comments (Continued):

(3)    Short Term Borrowings

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $0 and $967,219 at April 1, 2006 and December 31, 2005, respectively.

Notes payable of $449,643 and $464,643 at April 1, 2006 and December 31, 2005, respectively, include $275,000 of advances payable which are due on demand. The $275,000 of advances payable consists of amounts from related parties. The balances of $174,643 and $189,643 as of April 1, 2006 and December 31, 2005, respectively, include $24,643 and $39,643, respectively, of accounts payable converted to notes payable and include $150,000 of series 1 bridge financing notes issued in 2000.

(4) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 98,223 Series A Convertible Preferred shares are issued and outstanding as of April 1, 2006. The Series A Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of Series A Preferred stock are not entitled to any voting rights for any shares of Series A Preferred stock which they hold. The Series A Preferred Stock is convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. In the first quarter of 2006, the remaining 37,240 shares of Series B Preferred Stock and dividends were converted into 551,896 shares of common stock, including 165,954 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 1, 2006 Commission File:  0-6933

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

We are a designer and supplier of data storage software and hardware products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks
(SANs).

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

We develop and offer high availability software, fibre channel host bus adapters and hubs, fibre channel disk storage arrays and management software for the deployment of SAN solutions. SANs enhance and simplify the centralized management and sharing of data storage resources while providing improved availability, scalability, performance, and disaster recovery. SANs have been enabled by the emergence of fibre channel, a new generation of server to storage communications technology. Our present host bus adapters are based on the QLogic chipset. Lately, the demand for our fibre channel connectivity products experienced a gradual shift towards software operating with native server host bus adapters. As a result, we are transitioning our fibre channel connectivity products towards high availability software interoperable with the host bus adapters offered by the server manufacturers.

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: April 1, 2006 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended April 1, 2006 and the quarter ended April 2,
2005

Our revenues were $1,306,649 for the quarter ended April 1, 2006 and $707,794 for the quarter ended April 2, 2005. Revenues for the three months ended April 1, 2006 increased 85% compared to revenues for the same three months in the prior year. The increase was due to a large sale of our fibre channel connectivity software to a customer. Although we are attempting to generate further larger sales of our hardware and software products, there is no assurance that similar large sales of our hardware or software products will continue in the future.

Gross profit rate was 91% of sales for the three months ended April 1, 2006 and 82% for the three months ended April 2, 2005. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity software than our other products.

Operating expenses for the three months ended April 1, 2006 increased by 23% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended April 1, 2006 increased by 38% compared to the amount of these expenses in the first quarter of fiscal 2005 due to increases in personnel and related expenses and increased commissions.

Other income(expense) for the quarter ended April 1, 2006 includes $24,825 of interest expense. Other income(expense) for the quarter ended April 2, 2005 includes $32,600 of interest expense.

Net income for the first quarter of fiscal 2006 was $657,000, or $0.03 per share, as compared with net income of $128,000, or $0.01 per share, for the first quarter of fiscal 2005.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Inflation

We did not experience any material adverse effects in the first quarter of 2006 or in the first quarter of 2005 due to general inflation.


Liquidity and Capital Resources

During the quarter ended April 1, 2006, net cash provided by operating activities was $1,013,562. No cash was used in investing activities. Net cash used in financing activities was $982,219, relating primarily to repayments under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. There was no outstanding balance due to B.A. Associates, Inc. at April 1, 2006. We also have notes payable of $449,643 at April 1, 2006, including $275,000 of advances payable which are due on demand consisting of borrowings from related parties. The notes payable balance of $174,643 includes $150,000 of series 1 bridge financing note and $24,643 of accounts payable converted to notes payable.

Our cash was $358,000 and $327,000 at April 1, 2006 and December 31, 2005, respectively. Working capital was a deficit of $3,009,000 and $3,666,000 at April 1, 2006 and at December 31, 2005, respectively. During the quarter ended April 1, 2006, we did not have any expenditures for capital equipment. During fiscal 2006, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain adequate revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933

Item 6. Exhibit Index (continued)

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





(b) Reports on Form 8-K

None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: April 1, 2006 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 1, 2006






17