Form 10QSB
period 2006-07-01
CAMBEX CORP
filed 2006-08-11
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: July 1, 2006       Commission File No: 0-6933



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

Class                                 Outstanding as of July 1, 2006

Preferred                                           98,223 shares

Common                                          23,294,058 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        JULY 1, 2006 AND DECEMBER 31, 2005

                                      ASSETS

                                                   JULY 1,    DECEMBER 31,
                                                     2006           2005
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   141,587   $   326,747

   ACCOUNTS RECEIVABLE,
   Less Reserves of $26,000 in 2006
    And $29,000 in 2005                             326,765       175,141


   INVENTORIES                                      102,665       154,121

   PREPAID EXPENSES                                  29,501        57,648

      TOTAL CURRENT ASSETS                      $   600,518   $   713,657

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   422,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   436,654

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       432,654       431,654

 NET PROPERTY AND EQUIPMENT                     $     4,000   $     5,000



  TOTAL ASSETS                                  $   604,518   $   718,657

                          CONSOLIDATED BALANCE SHEETS

                        JULY 1, 2006 AND DECEMBER 31, 2005

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                 JULY 1,      DECEMBER 31,
                                                   2006           2005
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $        -     $     967,219
NOTES PAYABLE                                       434,643        464,643
ACCOUNTS PAYABLE                                    168,826        154,918
OTHER LIABILITIES                                 1,177,621      1,188,828
ACCRUED EXPENSES                                  1,777,101      1,604,386

 TOTAL CURRENT LIABILITIES                    $   3,558,191  $   4,379,994


STOCKHOLDERS' INVESTMENT (Note 5):
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
 AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  98,223 shares           $      98,223  $      98,223
 SERIES B - ISSUED - 37,240 shares in 2005             -            37,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
 AUTHORIZED - 25,000,000 SHARES
 ISSUED AND OUTSTANDING - 23,294,058 shares
  in 2006 and 22,742,162 shares in 2005           2,329,406      2,274,216
CAPITAL IN EXCESS OF PAR VALUE                   19,846,252     19,864,202
RETAINED EARNINGS (DEFICIT)                     (25,227,554)   (25,935,218)

TOTAL STOCKHOLDERS' INVESTMENT                $  (2,953,673) $  (3,661,337)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     604,518  $     718,657

                  CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005


                             For the Quarter Ended   For the Six Months Ended
                                   July 1,   July 2,    July 1,     July 2,
                                    2006      2005       2006        2005


REVENUES                          $ 580,860 $ 808,463 $1,887,509 $ 1,516,257
COST OF SALES                       102,426   125,180    215,292     255,782

Gross profit                      $ 478,434 $ 683,283 $1,672,217 $ 1,260,475

OPERATING EXPENSES:
   Research and development       $ 215,667 $ 219,711 $  450,658 $   430,885
   Selling                           89,332   113,272    213,082     203,073
   General and administrative       113,572   129,584    271,445     248,989
   Total operating expenses       $ 418,571 $ 462,567 $  935,185 $   882,947

OPERATING INCOME                  $  59,863 $ 220,716 $  737,032 $   377,528

OTHER INCOME (EXPENSE)            $(  9,376)$( 25,393)$(  29,368)$(   54,202)

INCOME BEFORE INCOME TAXES        $  50,487 $ 195,323 $  707,664 $   323,326
   Provision for income taxes          -         -          -           -

NET INCOME                        $  50,487 $ 195,323 $  707,664 $   323,326


INCOME PER COMMON SHARE           $    0.00 $    0.01 $     0.03 $      0.02

Weighted Average Common Shares
Outstanding                     23,300,000 19,900,000  23,200,000 19,300,000
Weighted Average Common and Common
Equivalent Shares Outstanding   23,300,000 19,900,000  23,200,000 19,300,000

                        CAMBEX CORPORATION AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (NOTE 5)

                        Common Stock  Capital in    Retained    Cost of
                          $.10        Excess of     Earnings    Shares
                        Par Value     Par Value     (Deficit)   Held in
                                                               Treasury
BALANCE, JANUARY 1, 2005,
 before reclassification $1,986,561  $20,498,545  $(26,165,436)  $(888,971)
Reclassification of treasury
 stock to common stock    ( 154,526)  (  734,445)         -        888,971
BALANCE, January 1, 2005,
 as reclassified          1,832,035   19,764,100   (26,165,436)          0
ADD:
Net income               $     -     $      -     $    323,326   $    -
Conversion of Preferred
 Stock to Common Stock       72,545       (2,545)         -           -
Dividends                    23,929      (23,929)         -           -
Conversion of Note Payable
 and interest to Common
 Stock                      109,689       54,844          -           -

BALANCE, JULY 2, 2005    $2,038,198  $19,792,470  $(25,842,110)  $       0



BALANCE, JANUARY 1, 2006,
 before reclassification $2,428,742  $20,598,647  $(25,935,218)  $(888,971)
Reclassification of treasury
 stock to common stock    ( 154,526)  (  734,445)         -        888,971
BALANCE, JANUARY 1, 2006,
 as reclassified          2,274,216   19,864,202   (25,935,218)          0
ADD:
Net income               $     -     $      -     $    707,664   $    -
Conversion of Preferred
 Stock to Common Stock       38,594       (1,354)         -           -
Dividends                    16,596      (16,596)         -           -

BALANCE, JULY 1, 2006    $2,329,406  $19,846,252  $(25,227,554)  $       0

                               Series A            Series B
                            Preferred Stock    Preferred Stock
                            $1.00 Par Value    $1.00 Par Value
BALANCE, JANUARY 1, 2005      $ 98,223           $ 147,240
ADD:
Conversion of Preferred
 Stock to Common Stock            -                (70,000)
BALANCE, JULY 2, 2005         $ 98,223           $  77,240



BALANCE, JANUARY 1, 2006      $ 98,223           $  37,240
ADD:
Conversion of Preferred
 Stock to Common Stock           -                (37,240)

BALANCE, JULY 1, 2006        $ 98,223           $       0

                 CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

	                                                 Six Months Ended
                                                      July 1,      July 2,
                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   707,664 $   323,326
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $     1,000 $      -
 Amortization of prepaid expenses                        8,147       6,800
 Obligations for trade-in memory                          -     (  240,000)
Changes in operating assets and liabilities:
  Accounts receivable                               (  151,624)     87,929
  Inventory                                             51,456  (   67,477)
  Prepaid expenses                                      20,000      20,000
  Accounts payable                                      13,908  (   31,723)
  Accrued expenses                                     172,715      88,432
  Other liabilities                                 (   11,207) (   31,331)
     Total adjustments                             $   104,395 $(  167,370)
Net cash provided by operating activities          $   812,059 $   155,956

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $(    6,000)
Net cash provided by(used in)investing activities  $      -    $(    6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under loan agreement    (  967,219) (  108,156)
 Repayments of notes payable                        (   30,000) (   30,000)
 Net cash provided by
 (used in) financing activities                    $(  997,219)$(  138,156)

 Net increase (decrease) in
  cash and cash equivalents                        $(  185,160)$    11,800
 Cash and cash equivalents at beginning of period      326,747     313,770
 Cash and cash equivalents at end of period        $   141,587 $   325,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $      -    $        50
 Income Taxes                                             -           -
Non-cash financing and investing activities:
 Conversion of note payable and interest to
  Common Stock                                            -        164,533

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    July 1,     December 31,
                                     2006           2005

       Raw materials              $   38,228    $  104,461
       Work-in-process                33,139        14,491
       Finished goods                 31,298        35,169


                                  $  102,665    $  154,121


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 1, 2006 Commission File:  0-6933

Notes & Comments (Continued):

(3)    Short Term Borrowings

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $0 and $967,219 at July 1, 2006 and December 31, 2005, respectively.

Notes payable of $434,643 and $464,643 at July 1, 2006 and December 31, 2005, respectively, include $275,000 of advances payable which are due on demand. The $275,000 of advances payable consists of amounts from related parties. The balances of $159,643 and $189,643 as of July 1, 2006 and December 31, 2005, respectively, include $9,643 and $39,643, respectively, of accounts payable converted to notes payable and include $150,000 of series 1 bridge financing notes issued in 2000.

(4) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 98,223 Series A Convertible Preferred shares are issued and outstanding as of July 1, 2006. The Series A Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of Series A Preferred stock are not entitled to any voting rights for any shares of Series A Preferred stock which they hold. The Series A Preferred Stock is convertible into shares of common stock, at any time at the holder's option. The holder's of the 98,223 shares of Series A Preferred Stock could convert their preferred shares into 982,230 shares of common stock. In the first quarter of 2006, the remaining 37,240 shares of Series B Preferred Stock and dividends were converted into 551,896 shares of common stock, including 165,954 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock.

(5) Stockholders' Investment

Effective July 1, 2004, the Commonwealth of Massachusetts adopted a legislative act that resulted in a new Massachusetts corporation law. Under the Act, the general concept of issued but not outstanding stock is no longer in place. As a result, any shares of stock that are purchased by the corporation are returned to unissued status. Because the new law was effective July 1, 2004, the reclassifications necessary have been reflected on the Balance Sheets and in the Statements of Stockholders' Investment.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 1, 2006 Commission File:  0-6933

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

We design, manufacture, and market memory products that enhance the performance and reliability of computing systems and networking devices. We have been selling memory products to our customers since 1970. A processor's memory is used to hold temporary instructions and data needed to execute tasks. This enables the computer's CPU to access instructions and data quickly. After upgrading a processor's memory, the computer will process data faster, because it will need to access its slower secondary storage (i.e., the disk drive) less frequently. We provide memory upgrade solutions for all the major servers and workstations sold by IBM, Sun and Hewlett-Packard. Adding additional memory is both application transparent and the most cost-effective solution for eliminating many system performance bottlenecks.

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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: July 1, 2006 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended July 1, 2006 and the quarter ended July 2,
2005

Our revenues were $580,860 for the quarter ended July 1, 2006 and $808,463 for the quarter ended July 2, 2005. The revenues for the quarter ended July 2, 2005 included $240,000 of revenue which had been deferred until the obligations for trade-in memory were satisfied in that period. Without such deferred revenue, the revenue for the second quarter of 2005 would have been $568,463.

Gross profit rate was 82% of sales for the three months ended July 1, 2006 and 85% for the three months ended July 2, 2005.

Operating expenses for the three months ended July 1, 2006 decreased by 10% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended July 1, 2006 decreased by 21% compared to the amount of these expenses in the second quarter of fiscal 2005 due to decreases in personnel and related expenses.

Other income(expense) for the quarter ended July 1, 2006 includes $12,750 of interest expense. Other income(expense) for the quarter ended July 2, 2005 includes $27,285 of interest expense.

Net income for the second quarter of fiscal 2006 was $50,000, or $0.00 per share, as compared with net income of $195,000, or $0.01 per share, for the second quarter of fiscal 2005.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Inflation

We did not experience any material adverse effects in the second quarter of 2006 or in the second quarter of 2005 due to general inflation.


Liquidity and Capital Resources

During the six months ended July 1, 2006, net cash provided by operating activities was $812,059. No cash was used in investing activities. Net cash used in financing activities was $997,219, relating primarily to repayments under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. There was no outstanding balance due to B.A. Associates, Inc. at July 1, 2006. We also have notes payable of $434,643 at July 1, 2006, including $275,000 of advances payable which are due on demand consisting of borrowings from related parties. The notes payable balance of $159,643 includes $150,000 of series 1 bridge financing note and $9,643 of accounts payable converted to notes payable.

Our cash was $142,000 and $327,000 at July 1, 2006 and December 31, 2005, respectively. Working capital was a deficit of $2,958,000 and $3,666,000 at July 1, 2006 and at December 31, 2005, respectively. During the quarter ended July 1, 2006, we did not have any expenditures for capital equipment. During fiscal 2006, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain adequate revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933


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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933

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





(b) Reports on Form 8-K

None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: July 1, 2006 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:      /s/  Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        August 11, 2006






17