Form 10KSB
period 2006-12-31
CAMBEX CORP
filed 2007-03-30
CIK 16590

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-KSB


(Mark One)

[  X  ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year. $2,345,067

An Exhibit Index setting forth the exhibits filed herewith or incorporated by reference herein is included herein at Page A-1.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes ___       No  _X

The aggregate market value of the voting stock held by non-affiliates of Cambex Corporation as of March 22, 2007 was $2,625,038 based on the closing price of the common stock on that date.

The number of shares of Cambex Corporation's preferred stock outstanding as of March 22, 2007: 84,701.

The number of shares of Cambex Corporation's common stock outstanding as of March 22, 2007: 23,429,278.

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

                                  Customers

We sell our products to OEMs, resellers and directly to end-users. In 2005 and 2006, our largest customers included QLogic, Hewlett-Packard and Sun Microsystems.

In the year ended December 31, 2006, our top five customers accounted for approximately 88% of our total net revenues, and, in the year ended December 31, 2005, our top five customers accounted for approximately 62% of our total net revenues. During 2006 and 2005, two customers exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.

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

                             Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, expenditures for research and development and to participate in the development of industry standards. However, because our net revenues declined in four of the five most recently completed fiscal years, our expenditures for research and development are significantly lower than the amount we expended for research and development five years ago. Over the last two fiscal years, our research and development expenses were approximately $871,000 in 2006, compared to $865,000 in 2005. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

                                     Employees

At March 22, 2007, we had 14 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



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


          Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                   PART II


     Item 5.  Market for Common Equity and Related Stockholder Matters.



Our common stock is listed for quotation on the over the counter bulletin board, under the symbol "CBEX". The approximate number of shareholders of record at March 22, 2007 was 489. The following table sets forth the range of the high and low closing bid prices for our common stock for each quarter during the years ended December 31, 2006 and December 31, 2005:



                                      2006                     2005

                               High        Low          High        Low

       First Quarter           0.14        0.09         0.39        0.09
       Second Quarter          0.20        0.10         0.28        0.12
       Third Quarter           0.25        0.15         0.18        0.10
       Fourth Quarter          0.21        0.14         0.18        0.09




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

     None.

We had no repurchases of equity securities in the fourth quarter of 2006.

     Item 6.  Management's Discussion and Analysis or Plan of Operation.


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB. Please refer to "Special Note Regarding Forward-Looking Statements" for additional information.


Comparison of fiscal years 2006 and 2005

Our revenues were $2,345,000 and $2,272,000 for 2006 and 2005, respectively. Revenues for 2006 increased 3% compared to revenues for the prior year due to increased sales of our fibre channel connectivity products. The increase was due to a large sale of our fibre channel connectivity software to a customer. The revenues for 2005 include $240,000 of revenue which had been deferred until the obligations for trade-in memory were satisfied in this period.

Gross profit rate was 85% of revenues in 2006, compared to 80% of revenues in 2005. The increase was due to the product mix as there are higher gross margins on our fibre channel connectivity products and software than our memory products.

Operating expenses in 2006 decreased by 1% in comparison to operating expenses in the prior year. Research and development expenses for 2006 increased 1% compared to the amount of these expenses in the prior year due to increases in personnel and additional product development costs. Selling expenses for 2006 decreased by 13% compared to the amount of these expenses in 2005 primarily due to decreases in personnel and related expenses.

Other income (expense) in 2006 consists of other income of $666,000 relating to the reversal of accrued expenses and $65,000 of interest expense. Other income (expense) in 2005 consists of other income of $219,000 relating to the reversal of accrued expenses and $118,000 of interest expense.

Net income for 2006 was $907,000 or $0.04 per share, as compared with net income of $230,000, or $0.01 per share, for 2005.


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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. With the adoption of SFAS 123(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award.

As permitted under SFAS 123, amended by SFAS 123(R), the Company elected to follow APB 25, and related interpretations in accounting for stock based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Recent Accounting Pronouncements

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


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 is an amendment to SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all servicing assets and servicing liabilities transactions after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have an impact on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of Interpretation No. 48 to have an impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November

15, 2007. The Company does not expect the adoption of SFAS 159 to have an impact on its financial position or results of operations.


Inflation

We did not experience any material adverse effects in 2005 or 2006 due to general inflation.

Liquidity and Capital Resources

During 2006, net cash provided by operating activities was $676,307. Net cash used in financing activities was $777,219, relating primarily to repayments under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by Bruce D. Rozelle, a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $225,000 at December 31, 2006. We also have notes payable of $429,643 at December 31, 2006 which include $275,000 of advances payable which are due on demand. The $275,000 of advances payable consists of borrowings from related parties. The notes payable balance of $154,643 includes $150,000 of the series 1 bridge financing note and $4,643 of accounts payable converted to notes payable.

Our cash was $226,000 and $327,000 at December 31, 2006 and December 31, 2005, respectively. Working capital was a deficit of $2,757,000 and $3,666,000 at December 31, 2006 and at December 31, 2005, respectively. During fiscal 2007, we expect to acquire less than $100,000 of capital equipment.

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

            Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.

None.


            Item 8A. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, our principal executive officer and principal financial officer, Joseph F. Kruy, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures are effective so as to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of our most recent evaluation.


            Item 8B. Other Information.

None.

                                   PART III


       Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table shows the name, age and position of each of our executive officers and directors.

Name                             Age    Position

Joseph F. Kruy (1)               75     President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board
                                        and a Director
C.V. Ramamoorthy, Ph.D. (1)(2)   80     Director
Robert J. Spain, Ph.D. (1)(2)    69     Director
Lois P. Lehberger                50     Clerk, Vice President and Controller
___________________
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.



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

	Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2006.



                      Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and each of our other executive officers for services rendered to Cambex in all capacities during the fiscal years ended December 31, 2006 and December 31, 2005.

Summary Compensation Table
                                      Annual                 Long Term
                                   Compensation(1)       Compensation Awards
Name and Position            Year  Salary      Bonus         Options(#)

Joseph F. Kruy               2006  $200,000(2) $39,031          -
Chairman, President and CEO  2005  $200,000(2) $ 9,902          -

Lois P. Lehberger            2006  $ 80,000    $ 9,758          -
Vice President,              2005  $ 80,000      2,475          -
Controller and Clerk

(1)The columns for "Other Annual Compensation" and "All Other
   Compensation" have been omitted because there is no such compensation required to be reported.

(2)Includes $100,000 for which payment has been deferred in 2006 and 2005.


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


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Value
                                                                 Value of
                                                                Unexercised
                                            Number of           In-the-money
                                            Options at           Options at
                                         December 31,2006 December 31,2006(1)
               Shares Acquired    Value     Exercisable/         Exercisable/
Name           on Exercise(#)    Realized  Unexercisable       Unexercisable

Joseph F. Kruy         -            -          -/-                  -/-

Lois P. Lehberger      -            -    140,000/10,000             -/-

(1) The closing price of our Common Stock on December 31, 2006 was $0.16 per share. The numbers shown reflect the value of options accumulated over all years of employment.


Employment Contracts and Termination Agreements

We entered into an employment agreement with Joseph F. Kruy on November
18, 1994. An extension of the term of this employment agreement to December 31, 2009 was approved by our board of directors in March 2007. Under his employment agreement, Mr. Kruy is engaged to serve as our Chairman of the Board, President and Chief Executive Officer. Except for illness, reasonable vacations and other customary exceptions, during the term of the agreement, Mr. Kruy is to devote all of his working time and attention to the performance of his duties and responsibilities at Cambex. Mr. Kruy is to be paid a minimum annual base salary of $200,000 per year. Mr. Kruy is also entitled to participate in our Incentive Bonus Plan and is eligible to receive an annual bonus up to 4% of our pre-tax profit, as that term is defined in the Incentive Bonus Plan. If Mr. Kruy voluntarily terminates his employment with us, he is entitled to receive his base annual compensation through the date of termination and any amount that he may be entitled to receive under the Incentive Bonus Plan in accordance with the terms of that Plan. If, after Mr. Kruy voluntarily terminates his employment with us, he accepts employment during the remaining then current term of his agreement with an entity that directly competes with us, then we may cease paying Mr. Kruy any further amounts. If we terminate Mr. Kruy's employment for reasons other than for cause or if we give another person either the title or the powers of the Chief Executive Officer, then Mr. Kruy is entitled to continue to receive his annual base salary through the end of the then current term of the agreement, and is entitled to receive any incentive bonus that would have been earned under the Incentive Bonus Plan during the fiscal year in which his employment was terminated. If, following termination of Mr. Kruy's employment with us, he accepts employment elsewhere before December 31, 2009, then we do not have to continue to pay Mr. Kruy for the year ending December 31, 2009. Moreover, if on the date of termination of Mr. Kruy's employment with us, our assets are in the hands of a receiver, an assignee for the benefit of creditors, trustee in bankruptcy, debtor-in-possession or other entity for the benefit of creditors or if our consolidated net worth is less than our consolidated net worth at December 31, 1999, then we have no obligation to pay Mr. Kruy any amount after termination of his employment.

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


  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of Cambex's common stock as of March 22, 2007, by:

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

Name and Address         (#)Shares of Common
of Beneficial Owner    Stock Beneficially Owned(1)    Percent of Class(2)

Joseph F. Kruy (3)              5,522,739          		 23.2%

Estate of Richard E. Calvert(4) 2,314,586           		  9.7
 c/o Huntington National Bank
 1227 East Front Street
 Traverse City, MI 49685

Peter J. Kruy (5)               1,597,164            		  6.6

H. Terry Snowday, Jr.(6)        1,575,302           		  6.7
 7784 East Shore Road
 Traverse City, MI 49686

Bruce D. Rozelle(7)             1,300,000            		  5.3
 9 Webster Circle
 Sudbury, MA 01776

C.V. Ramamoorthy (8)              616,656            		  2.6

Robert J. Spain (9)               251,083            		  1.1

Lois P. Lehberger (10)            140,000            		   *

All directors and executive
officers as a group
(4 persons) (11)                6,530,478           		 27.2

_______________
*		Represents beneficial ownership of less than 1%.

(1) Beneficial ownership for purposes of the table is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of options and warrants held by that person that are currently exercisable or exercisable within 60 days following March 22, 2007 (May 21, 2007) are deemed to be outstanding. These shares, however, are not considered outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes, we believe that the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

(2) Percentage of ownership is based on 23,429,278 shares of common stock outstanding as of March 22, 2007.

(3) Includes 100,000 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 22, 2007 (or by May 21, 2007). Includes 270,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002. This number also includes 56,250 shares held by the Kruy Family Trust, for which Mr. Kruy's wife and children are the beneficial owners. Mr. Kruy disclaims beneficial ownership of these shares. Of these shares of common stock, 979,239 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "Kruy Pledge Agreement"), among Joseph F. Kruy, Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the series 1 bridge note purchase agreement dated as of January 18, 2000 (the "Bridge Note Purchase Agreement"), among Cambex and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd., the series 1 bridge financing notes issued pursuant to the Bridge Note Purchase Agreement, or the Kruy Pledge Agreement, Mr. Kruy has the right to vote the pledged shares.

(4) Includes 469,200 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(5) Includes 960,164 shares owned by CyberFin Corporation, a corporation wholly owned by Peter J. Kruy, 135,000 shares subject to currently exercisable options, and 500,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 22, 2007 (or by May 21, 2007). Of these shares of common stock, 730,228 are subject to the terms of a stock pledge agreement dated as of January 18, 2000 (the "CyberFin Pledge Agreement"), among CyberFin, Cambex, and SovCap Equity Partners, Ltd., Arab Commerce Bank Ltd., and Correllus International Ltd. Provided that Cambex is not in default under the Bridge Note Purchase Agreement, the series 1 bridge financing notes, or the CyberFin
Pledge Agreement, CyberFin has the right to vote the pledged shares.

(6) Includes 107,610 shares of common stock issuable upon conversion of Series A Preferred stock issued in 2002.

(7) Consists of 1,300,000 shares issuable upon exercise of stock purchase warrants exercisable within 60 days following March 22, 2007 (or by May 21,
2007) held by B.A. Associates. Bruce Rozelle, a son-in-law of Joseph F. Kruy, has both voting and investment control over B.A. Associates. Mr. Rozelle disclaims beneficial ownership of these shares.

(8) Includes 67,500 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 22, 2007 (or by May 21, 2007).

(9) Includes 32,750 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days following March 22, 2007 (or by May 21, 2007).

(10) Consists of 140,000 shares subject to options exercisable within 60 days following March 22, 2007 (or by May 21, 2007).

(11) Includes 601,450 shares subject to options and warrants exercisable within 60 days following March 22, 2007 (or by May 21, 2007) and stock issuable upon conversion of Series A Preferred stock. See footnotes
(3)through (10) above.

Solely for the purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the Cover Page, it was assumed that only directors and executive officers on the calculation date together with spouses and dependent children of such persons constituted affiliates.


          Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us. As of December 31, 2006, the balance outstanding under the above and prior Loan and Security Agreements is $275,000 of which $225,000 is owed to Joseph F. Kruy and $50,000 is owed to the estate of Richard E. Calvert.


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


                Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees we agreed to pay Sullivan Bille, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of financial statements included in Form 10-QSB for the year ended December 31, 2006 is up to $57,300 and for the year ended December 31, 2005 was $50,950.

Audit Related Fees

There were no fees billed in 2006 and 2005 for assurance and related services provided by the Company's principal accountants.

Tax Fees

During 2006 and 2005, there were no fees billed for tax compliance, tax advice, and tax planning professional services rendered by the Company's principal accountants.

All Other Fees

There were no fees billed in 2006 and 2005 for products and other services provided by the Company's principal accountants.


The Audit Committee approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be provided by the auditor in accordance with the Audit Committee Charter.

There were no hours expended on the principal accountant's engagement to audit the Company's financial statements for 2006 that were attributed to work performed by persons other than the principal accountant's full time, permanent employees.

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



                                       A-1

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


                 (Information required by Part II, Item 7 and
                        Part III, Item 13 of Form 10-KSB)


                             FINANCIAL STATEMENTS

                                                                Page

Report of Independent Public Accountants                        F - 2

Consolidated Balance Sheets - December 31, 2006 and 2005        F - 3

Consolidated Statements of Operations for the Years
       Ended December 31, 2006 and December 31, 2005            F - 5

Consolidated Statements of Stockholders' Investment
       for the Years Ended December 31, 2006 and
       December 31, 2005                                        F - 6

Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2006 and December 31, 2005      F - 7

Notes to Consolidated Financial Statements                      F - 8







         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Cambex Corporation

We have audited the accompanying consolidated balance sheet of Cambex Corporation (a Massachusetts corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambex Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                 SULLIVAN BILLE, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Tewksbury, Massachusetts
March 26, 2007





                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2006 AND DECEMBER 31, 2005

                                      ASSETS

                                                DECEMBER 31,   DECEMBER 31,
                                                     2006          2005


CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   225,835   $   326,747

   ACCOUNTS RECEIVABLE,
   Less Reserves of $26,000 in 2006 and
    $29,000 in 2005                                  43,233       175,141


   INVENTORIES                                       51,845       154,121

   PREPAID EXPENSES                                  16,141        57,648

      TOTAL CURRENT ASSETS                      $   337,054   $   713,657

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   422,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   436,654

 LESS - ACCUMULATED DEPRECIATION                    433,654       431,654

 NET PROPERTY AND EQUIPMENT                     $     3,000   $     5,000


  TOTAL ASSETS                                  $   340,054   $   718,657

The accompanying notes are an integral part of these consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2006 AND DECEMBER 31, 2005

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                DECEMBER 31,     DECEMBER 31,
                                                    2006             2005

CURRENT LIABILITIES:
LOAN AGREEMENT                                $     225,000  $     967,219
NOTES PAYABLE                                       429,643        464,643
ACCOUNTS PAYABLE                                    156,240        154,918
OTHER LIABILITIES                                   522,993      1,188,828
ACCRUED EXPENSES                                  1,760,052      1,604,386

 TOTAL CURRENT LIABILITIES                    $   3,093,928  $   4,379,994


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED - 84,701 shares in 2006
   and 98,223 shares in 2005                  $      84,701  $      98,223
 SERIES B - ISSUED - 37,240 shares in 2005             -            37,240

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 23,429,278 shares in 2006 and
  22,742,162 shares in 2005                       2,342,928      2,274,216
CAPITAL IN EXCESS OF PAR VALUE                   19,846,252     19,864,202
RETAINED EARNINGS (DEFICIT)                     (25,027,755)   (25,935,218)

TOTAL STOCKHOLDERS' INVESTMENT                $  (2,753,874) $  (3,661,337)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     340,054  $     718,657

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005


                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                    2006         2005


REVENUES                                         $ 2,345,067 $ 2,272,191
COST OF SALES                                        356,959     447,508

Gross profit                                     $ 1,988,108 $ 1,824,683

OPERATING EXPENSES:
   Research and development                      $   870,881 $   865,252
   Selling                                           319,881     366,839
   General and administrative                        490,971     463,850
   Total operating expenses                      $ 1,681,733 $ 1,695,941

OPERATING INCOME                                 $   306,375 $   128,742

OTHER INCOME (EXPENSE)                               601,088     101,476

INCOME BEFORE INCOME TAXES                       $   907,463 $   230,218
   Provision for income taxes                           -           -

NET INCOME                                       $   907,463 $   230,218


BASIC AND DILUTED INCOME PER COMMON SHARE        $      0.04 $      0.01

Weighted Average Common Shares Outstanding        23,262,000  20,700,000
Weighted Average Common and Common
Equivalent Shares Outstanding                     23,262,000  20,700,000

The accompanying notes are an integral part of these consolidated financial statements.

                     CAMBEX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (NOTE 7) FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

                            Common Stock  Capital in    Retained    Cost of
                               $.10       Excess of     Earnings   Shares of
                             Par Value    Par Value     (Deficit)Common Stock
                                                                    Held in
                                                                   Treasury

BALANCE AT DECEMBER 31, 2004,
 before reclassification        $1,986,561 $20,498,545
$(26,165,436)$(888,971)
Reclassification of common
 stock held in treasury          ( 154,526) (  734,445)        -      888,971
BALANCE, DECEMBER 31, 2004,
 as reclassified                 1,832,035  19,764,100  (26,165,436)     -
ADD:
Net income                            -           -         230,218      -
Conversion of Preferred
 Stock to Common Stock             114,000      (4,000)        -         -
Dividends                           39,992     (39,992)        -         -
Conversion of Notes Payable
 and interest to Common
 Stock                             176,356      88,177         -         -
Conversion of Accrued
 Expenses to Common Stock          111,833      55,917         -         -

BALANCE AT DECEMBER 31, 2005    $2,274,216 $19,864,202 $(25,935,218)$    -

ADD:
Net income                            -           -         907,463      -
Conversion of Preferred
 Stock to Common Stock              52,116      (1,354)        -         -
Dividends                           16,596     (16,596)        -         -

BALANCE AT DECEMBER 31, 2006    $2,342,928 $19,846,252 $(25,027,755)$    -


                                  Series A             Series B
                              Preferred Stock    Preferred Stock
                              $1.00 Par Value    $1.00 Par Value

BALANCE AT DECEMBER 31, 2004     $  98,223           $ 147,240

ADD:
Conversion of Preferred
 Stock to Common Stock                -               (110,000)

BALANCE AT DECEMBER 31, 2005      $ 98,223           $  37,240

ADD:
Conversion of Preferred
 Stock to Common Stock            ( 13,522)           ( 37,240)

BALANCE AT DECEMBER 31, 2006      $ 84,701           $    -


The accompanying notes are an integral part of these consolidated financial statements.

                       CAMBEX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	                                           Year Ended    Year Ended
                                                 December 31,  December 31,
                                                    2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   907,463 $   230,218
Adjustments to reconcile net income to net
cash provided by(used in)operating activities:
 Depreciation                                      $     2,000 $     1,000
 Amortization of prepaid expenses                        8,147       6,800
 Obligations for trade-in memory                          -     (  240,000)
 Reversal of accrued expenses                        ( 665,835) (  219,216)
Change in assets and liabilities:
  Accounts receivable                                  131,908     122,564
  Inventory                                            102,276  (    1,859)
  Prepaid expenses                                      33,360      11,853
  Accounts payable                                       1,322  (  120,345)
  Accrued expenses                                     155,666      73,641
  Other liabilities                                       -         39,025
     Total adjustments                             $(  231,156)$(  326,537)
Net cash provided by(used in) operating activities $   676,307 $(   96,319)

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchases of equipment, net                       $      -    $(    6,000)
 Net cash provided by(used in)investing activities $      -    $(    6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in notes payable               $(   35,000)$(   60,000)
 Net borrowings(repayments) under loan agreement    (  742,219)    175,296
 Net cash provided by
 (used in) financing activities                    $(  777,219)$   115,296
Net increase (decrease) in
  cash and cash equivalents                        $(  100,912)$    12,977
 Cash and cash equivalents at beginning of year        326,747     313,770
 Cash and cash equivalents at end of year          $   225,835 $   326,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $      -    $        50
  Income Taxes                                            -           -
Non-cash financing and investing activities:
 Conversion of note payable and interest
  to Common Stock                                  $      -    $   264,533
 Conversion of accrued expenses to Common Stock           -        167,750



The accompanying notes are an integral part of these consolidated financial statements.
                                     F-7

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2006 and 2005

(1)   Business Operations

We are a designer and supplier of data storage products and solutions. Our products include memory for computing systems and fibre channel connectivity and storage products used to build storage area networks (SANs).

We sell our products to OEMs, resellers and directly to end-users. In 2005 and 2006, our largest customers included QLogic, Hewlett-Packard and Sun Microsystems.

In the year ended December 31, 2005, our top five customers accounted for approximately 62% of our total net revenues, and, in the year ended December 31, 2006, our top five customers accounted for approximately 88% of our total net revenues. During 2005 and 2006, two customers exceeded 10% of total revenues. There is no assurance that current customers will remain our customers in the future and the loss of a major customer could have a material effect on our business.


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

Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                         December 31,       December 31,
                                             2006               2005

     Raw materials                     $    19,193        $   104,461
     Work-in-process                         8,410             14,491
     Finished goods                         24,242             35,169
            Total                      $    51,845        $   154,121

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2006 and 2005

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

Depreciation expense of $2,000 and $1,000, was recorded for the periods ended December 31, 2006 and December 31, 2005, respectively.

Net Income Per Common Share

Basic income per share amounts are based on the weighted average number of common shares outstanding during each year. Diluted income per share amounts are based on the weighted average number of common shares and common share equivalents outstanding during each year to the extent such equivalents have a dilutive effect on the income per share.

For the years ended December 31, 2006 and 2005, common share equivalents (options, warrants and convertible preferred stock) were not included in diluted income per share because the inclusion of the common stock equivalents would have had an antidilutive effect on the computation of diluted income per share.

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

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2006 and 2005

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. With the adoption of SFAS 123(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award.

As permitted under SFAS 123, amended by SFAS 123(R), the Company elected to follow APB 25, and related interpretations in accounting for stock based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2006 and 2005

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 is an amendment to SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2006 and 2005

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all servicing assets and servicing liabilities transactions after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have an impact on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of Interpretation No. 48 to have an impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2006 and 2005

                                 (Continued)

(2)   Summary of Significant Accounting Policies - Continued

financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have an impact on its financial position or results of operations.

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

The following table presents a reconciliation between taxes provided at the statutory federal income tax rate and the actual tax provision recorded for the following periods:

                              Year ended      Year ended
                               December        December
                                 2006            2005

Provision (credit) at
federal statutory rate        $  308,500      $   78,300

State tax provision
(credit), net of federal
tax benefit                       57,200          14,600

Change in valuation
allowances                      (365,800)       ( 93,200)

Other                                100             300
                              $    -0-        $    -0-

We have federal net operating loss carryovers totalling $24,800,000 which expire through the year ended December 31, 2023.


                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2006 and 2005

                                 (Continued)


(3)   Income Taxes - Continued


The tax effects of the significant items which comprise the deferred tax liability and tax asset, as of fiscal 2006 and 2005 are as follows:

                                     December       December
                                       2006           2005

Assets
Reserves not currently deductible
 for tax purposes                  $   371,000    $   620,000
State tax net operating loss
 carryforward                        2,421,000      2,448,000
Federal net operating loss
 carryforward                        7,635,000      7,720,000
Employee benefits                       21,000         26,000

Net deferred tax asset             $10,448,000    $10,814,000
Valuation allowance                (10,448,000)   (10,814,000)
Tax asset                                   0             0

Tax refunds receivable                      0             0

Total tax asset                             0             0

Due to the uncertainty of the realizability of the deferred tax assets, we have established a valuation allowance for the net deferred tax assets.


(4)   Short Term Borrowings

We have a loan and security agreement with a related party referred to in
Note 11. The outstanding balance due to the related party was $225,000 and $967,219 at December 31, 2006 and 2005, respectively.

Notes payable of $429,643 at December 31, 2006 and $464,643 at December 31, 2005 include $275,000 of advances payable from related parties, which are due on demand. These notes are further described in Note 11. The balances of $154,643 and $189,643 as of December 31, 2006 and December 31, 2005,
respectively, include $4,643 and $ 39,643, respectively, of accounts payable converted to notes payable and include $150,000 of series 1 bridge financing notes issued in 2000.



                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2006 and 2005

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


(5)   Earnings Per Share

Earnings per share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended December 31, 2006 and 2005 were approximately 23,262,000 and 20,700,000, respectively.

Common stock equivalents include the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants (see Note 9) and conversion of preferred stock, assuming that we reinvested the proceeds to purchase additional shares at market value. Common stock equivalents also include shares of common stock that would be issuable upon conversion of subordinated promissory convertible notes.

Options and warrants to purchase 3,702,858 and 5,159,909 weighted average shares of common stock during the years ended December 31, 2006 and December 31, 2005, respectively, were not included in the computation of diluted income per share because to do so would have had an antidilutive effect on the computation of income per share. Weighted average shares issuable from convertible notes of 24,630 were not included in the diluted earnings per share because to do so would have had an antidilutive effect on the computation of earnings per share.

As more fully described in Note 9, options and warrants to purchase 3,213,750 and 4,431,550 shares of common stock outstanding at December 31, 2006 and 2005, respectively, and 24,630 shares of common stock issuable upon conversion of notes outstanding at December 31, 2006 and 2005 could potentially dilute basic income (loss) per share in the future.

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2006 and 2005

                                 (Continued)

 (6) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 84,701 and 135,463 shares are issued and outstanding as of December 31, 2006 and December 31, 2005, respectively. The 84,701 shares outstanding as of December 31, 2006 are Series A Convertible Preferred shares. Of the 135,463 preferred shares outstanding, shares outstanding as of December 31, 2005, 98,223 shares are Series A Convertible Preferred shares and 37,240 are Series B Convertible Preferred shares. The Series A Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of Series A Preferred stock are not entitled to any voting rights for any shares of Series A Preferred stock which they hold. The Series A Preferred Stock is convertible into shares of common stock, at any time at the holder's option. The holder's of the 84,701 shares of Series A Preferred Stock could convert their preferred shares into 847,010 shares of common stock. In 2005, 110,000 shares of Series B Preferred Stock and dividends were converted into 1,539,924 shares of common stock, including 399,924 shares relating to dividends. Upon an optional conversion, dividends accrued at the rate of 12% are payable in shares of common stock. In 2006, 13,522 shares of Series A Preferred stock was converted into 135,220 shares of common stock and the remaining 37,240 shares of Series B Preferred stock and dividends were converted into 551,896 shares of common stock, including 165,954 shares relating to dividends.

(7) Stockholders' Investment

Effective July 1, 2004, the Commonwealth of Massachusetts adopted a legislative act that resulted in a new Massachusetts corporation law. Under the Act, the general concept of treasury stock is no longer in place. As a result, any shares of stock that are purchased by the corporation are returned to unissued status. Because the new law was effective July 1, 2004, the reclassifications necessary have been reflected on the Consolidated Balance Sheets and in the Consolidated Statements of Stockholders' Investment.

(8)   Commitments and Contingencies

At December 31, 2006, we had minimum rental commitments under long-term, noncancelable operating leases for facilities and other equipment as follows:

            Due during Fiscal Year



                  2007                 177,371
                  2008                 183,488
                  2009                  91,744

                  Total             $  452,603

Total rental expense, including the cost of short-term equipment leases, real estate taxes and insurance paid to the landlord and charged to operations approximated $258,000 for the year ended December 31, 2006 and $248,000 for the year ended December 31, 2005.
                                     F-16

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2006 and 2005

                                 (Continued)
(8)   Commitments and Contingencies - Continued

In the ordinary course of business, we are involved in legal proceedings. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

(9)   Stock Options and Warrants

On March 7, 1997, we established the 1997 Stock Option Plan. As of December 31, 2006, there were 364,000 options to purchase shares of our common stock outstanding under the 1997 Plan. On November 12, 1999, the 1997 Plan was cancelled. On November 12, 1999, we established and on December 23, 1999, shareholders approved the Year 2000 Equity Incentive Plan. The Year 2000 Equity Incentive Plan provides for the issuance of up to 1,500,000 shares of our common stock and 607,000 options to purchase shares of our common stock were outstanding as of December 31, 2006. The Year 2000 Equity Incentive Plan replaces the 1997 Plan for all future options. At December 31, 2006, we had three stock option plans for officers and certain employees under which 1,864,000 shares were reserved and options for 893,000 shares were available for future grants. Options are granted at not less than 85%, or in certain cases, not less than 100%, of the fair market value of the common stock on the date of grant. Options outstanding have a term of ten years and become exercisable in installments as determined by the Board of Directors. The plans' options vest between one through six years and all expire between March 7, 2007 and March 25, 2015.

Stock option activity for the two years ended December 31, 2006 was as follows:

Option Shares                        Number of shares      Option Price
                                     of common stock       per share
                                     covered by options



	Outstanding at December 31, 2004  1,113,800          $.06  -  $5.30

      Granted                             215,000           .09  -    .16
	Exercised, cancelled or
	    Expired                        (140,000)          .09  -    .16
	Outstanding at December 31, 2005  1,188,800          $.06  -  $5.30

      Granted                                -
	Exercised, cancelled or
	    Expired                        (217,800)          .06  -    .26
	Outstanding at December 31, 2006    971,000          $.09  -  $5.30


As of December 31, 2006 and 2005, options for 933,000 and 1,008,800 shares were exercisable at aggregate option prices of $671,360 and $679,816, respectively.
                                    F-17

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2006 and 2005

                                 (Continued)

(9)   Stock Options and Warrants - Continued

Effective January 1, 2006, the Company adopted the fair value method which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123 (R). As prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company elected to use the "prospective method." The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior periods. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options' vesting period.

Had compensation cost for these plans been determined consistent with SFAS No. 123 for the year ended December 31, 2005, our net income(loss) and income(loss) per share would have been changed to the following pro forma amounts:

                                                    Year ended
                                                   December 31,
                                                       2005

Net Income: As Reported (000's)                            230
            Pro Forma                                      200

Basic and Diluted EPS: As Reported                        0.01
                       Pro Forma                          0.01


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in the periods presented.

                                                   Year ended
                                                   December 31,
                                                       2005
Assumptions:
      Risk free interest rate                         4.17%
      Expected dividend yield                            0%
      Expected life in years                            10


As of December 31, 2006 and 2005, warrants to purchase 2,242,750 and 3,242,750 shares of common stock at weighted average prices of $0.32 and $0.36 per share were outstanding and an equal number of shares were reserved for issuance. Our shareholders have approved an increase from 25,000,000 to 50,000,000 shares in the aggregate number of shares of common stock authorized to be issued by the Company.


                                         F-18

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2006 and 2005

                                 (Continued)

 (10)   Incentive Bonus Plan and 401(k) Profit Sharing Retirement Plan

We have an incentive bonus plan under which certain key employees as a group are entitled to receive additional compensation up to a maximum of 15% of our pre-tax income, as defined. There were provisions of $68,000 and $17,000 for additional compensation in 2006 and 2005, respectively.

On September 1, 1988, we established the Cambex Corporation 401(k) Profit Sharing Retirement Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, we may provide matching contributions based on pre-established rates. Each year the Board of Directors determines whether matching contributions will be made and in what amounts. There was no matching contribution in 2006 or 2005.

We offer no post-retirement benefits other than those provided under the Plan.


(11)  Related Party Transactions

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



                                   F-19

                     CAMBEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2006 and 2005

                                 (Continued)

(11)  Related Party Transactions - Continued

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

In June through August 2003, we borrowed $200,000 from Joseph F. Kruy. We also entered into Loan and Security Agreements with Mr. Kruy. Our payment obligations under these Loan and Security Agreements (the "2003 Loan Agreements") are evidenced by 12% Notes due in June through August 2004. Under the 2003 Loan Agreements, we granted Mr. Kruy a first priority security interest in all of our accounts, instruments, documents, general intangibles, equipment, inventory, and proceeds of any of the foregoing. We believe that the borrowing arrangements we made with Mr. Kruy were on terms at least as favorable to us as we would have expected from lenders unrelated to us.
As of December 31, 2006, the balance outstanding under these Loan Agreements is $275,000 of which $225,000 is owed to Joseph F. Kruy and $50,000 is owed to Richard E. Calvert.






                                      F-20

                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBEX CORPORATION


By:   /s/Joseph F. Kruy
         Joseph F. Kruy, President                        March 30, 2007



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 30, 2007.


By:   /s/   Joseph F. Kruy
            Joseph F. Kruy, Chairman of the Board, President
            (Principal Executive Officer)


By:   /s/   Robert J. Spain
            Robert J. Spain, Director


By:   /s/   C. V. Ramamoorthy
            C. V. Ramamoorthy, Director






46