Form 10QSB
period 2007-03-31
CAMBEX CORP
filed 2007-05-11
CIK 16590

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   Quarterly Report Under Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934



For the Quarter Ended: March 31, 2007       Commission File No: 0-6933



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

Class                                 Outstanding as of March 31, 2007

Preferred                                           84,701 shares

Common                                          23,429,278 shares

Part I.					FINANCIAL INFORMATION

Item 1.  Financial Statements



                       CAMBEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2007 AND DECEMBER 31, 2006

                                      ASSETS

                                                  MARCH 31,    DECEMBER 31,
                                                     2007           2006
                                                (unaudited)     (audited)

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                    $   150,335   $   225,835

   ACCOUNTS RECEIVABLE,
   Less Reserves of $26,000                          66,347        43,233


   INVENTORIES                                       80,999        51,845

   PREPAID EXPENSES                                  14,080        16,141

      TOTAL CURRENT ASSETS                      $   311,761   $   337,054

PROPERTY AND EQUIPMENT, at cost:
   MACHINERY AND EQUIPMENT                      $   422,468   $   422,468
   FURNITURE AND FIXTURES                            14,186        14,186
                                                $   436,654   $   436,654

 LESS - ACCUMULATED DEPRECIATION
             AND AMORTIZATION                       434,154       433,654

 NET PROPERTY AND EQUIPMENT                     $     2,500   $     3,000



  TOTAL ASSETS                                  $   314,261   $   340,054

                          CONSOLIDATED BALANCE SHEETS

                       MARCH 31, 2007 AND DECEMBER 31, 2006

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                MARCH 31,      DECEMBER 31,
                                                   2007           2006
                                               (unaudited)      (audited)


CURRENT LIABILITIES:

LOAN AGREEMENT                                $     408,479  $     225,000
NOTES PAYABLE                                       429,643        429,643
ACCOUNTS PAYABLE                                    219,366        156,240
OTHER LIABILITIES                                    80,580        522,993
ACCRUED EXPENSES                                  1,805,543      1,760,052

 TOTAL CURRENT LIABILITIES                    $   2,943,611  $   3,093,928


STOCKHOLDERS' INVESTMENT:
PREFERRED STOCK, $ 1.00 PAR VALUE PER SHARE
AUTHORIZED - 3,000,000 SHARES
 SERIES A - ISSUED -  84,701 shares           $      84,701  $      84,701

COMMON STOCK, $ .10 PAR VALUE PER SHARE
AUTHORIZED - 25,000,000 SHARES
 ISSUED - 23,429,278 shares                       2,342,928      2,342,928
CAPITAL IN EXCESS OF PAR VALUE                   19,846,273     19,846,252
RETAINED EARNINGS (DEFICIT)                     (24,903,252)   (25,027,755)


TOTAL STOCKHOLDERS' INVESTMENT                $  (2,629,350) $  (2,753,874)
TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                     $     314,261  $     340,054

                  CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006



                                                      March 31,     April 1,
                                                         2007          2006


REVENUES                                              $  116,245 $ 1,306,649
COST OF SALES                                             39,448     112,866

Gross profit                                          $   76,797 $ 1,193,783

OPERATING EXPENSES:
   Research and development                           $  214,821 $   234,991
   Selling                                                61,364     123,750
   General and administrative                            101,149     157,873
   Total operating expenses                           $  377,334 $   516,614

OPERATING INCOME (LOSS)                               $( 300,537)$   677,169

OTHER INCOME (EXPENSE)                                $  425,040 $(   19,992)

INCOME BEFORE INCOME TAXES                            $  124,503 $   657,177
   Provision for income taxes                               -           -

NET INCOME                                            $  124,503 $   657,177


INCOME PER COMMON SHARE                               $     0.01 $      0.03

Weighted Average Common Shares Outstanding            23,430,000  23,160,000
Weighted Average Common and Common
Equivalent Shares Outstanding                         23,430,000  23,160,000

                         CAMBEX CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                        Common Stock  Capital in    Retained
                          $.10        Excess of     Earnings
                        Par Value     Par Value     (Deficit)



BALANCE AT
 JANUARY 1, 2006         $2,274,216  $19,864,202  $(25,935,218)
ADD:
Net income               $     -     $      -     $    657,177
Conversion of Preferred
 Stock to Common Stock       38,594       (1,354)         -
Dividends                    16,596      (16,596)         -

BALANCE AT
 APRIL 1, 2006           $2,329,406  $19,846,252  $(25,278,041)


BALANCE AT
 JANUARY 1, 2007         $2,342,928  $19,846,252  $(25,027,755)
ADD:
Net income               $     -     $      -     $    124,503
Stock option compensation
 expense                       -              21          -

BALANCE AT
 MARCH 31, 2007          $2,342,928  $19,846,273  $(24,903,252)





                       Series A            Series B
                    Preferred Stock    Preferred Stock
                    $1.00 Par Value    $1.00 Par Value

BALANCE AT
 JANUARY 1, 2006      $ 98,223           $  37,240

ADD:
Conversion of Preferred
 Stock to Common Stock    -                (37,240)

BALANCE AT
 APRIL 1, 2006        $ 98,223           $       0


BALANCE AT
 JANUARY 1, 2007 and
 At MARCH 31, 2007    $ 84,701           $       0

                 CAMBEX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006

	                                                Three Months Ended
                                                      March 31,    April 1,
                                                       2007         2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   124,503 $   657,177
Adjustments to reconcile net income
to net cash provided by(used in)
operating activities:
 Depreciation                                      $       500 $       500
 Amortization of prepaid expenses                        6,640       8,147
 Stock option compensation expense                          21        -

Changes in operating assets and liabilities:
  Accounts receivable                               (   23,114)     56,241
  Inventory                                         (   29,154)     23,019
  Prepaid expenses                                  (    4,579) (    7,026)
  Accounts payable                                      63,126      18,105
  Accrued expenses                                      45,491     262,232
  Other liabilities                                 (  442,413) (    4,833)
     Total adjustments                             $(  383,482)$   356,385
Net cash provided by(used in) operating activities $(  258,979)$ 1,013,562


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments)under loan agreement       183,479  (  967,219)
 Repayments of notes payable                              -     (   15,000)
 Net cash provided by
 (used in) financing activities                    $   183,479 $(  982,219)

 Net increase (decrease) in
  cash and cash equivalents                        $(   75,500)$    31,343
 Cash and cash equivalents at beginning of period      225,835     326,747
 Cash and cash equivalents at end of period        $   150,335 $   358,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $      -    $      -
 Income Taxes                                             -           -

                               FORM 10-QSB

               CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933

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

     Inventories, which include raw materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    March 31,    December 31,
                                      2007          2006

       Raw materials              $   24,709    $   19,193
       Work-in-process                16,134         8,410
       Finished goods                 40,156        24,242


                                  $   80,999    $   51,845


(2)    Income and Dividends Per Share

       Per share amounts are based on the weighted average number of shares outstanding during each period plus applicable common stock equivalents. There were no material differences for per share amounts assuming full dilution in either period.

                                FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2007 Commission File:  0-6933

Notes & Comments (Continued):

(3)    Short Term Borrowings

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The outstanding balance due to B.A. Associates, Inc. was $408,479 and $225,000 at March 31, 2007 and December 31, 2006, respectively.

Notes payable of $429,643 at March 31, 2007 and December 31, 2006, include $275,000 of advances payable which are due on demand. The $275,000 of advances payable consists of amounts from related parties. The balance of $154,643 includes $4,643 of accounts payable converted to notes payable and $150,000 of series 1 bridge financing notes issued in 2000.

(4) Preferred Stock

We are authorized to issue up to 3,000,000 shares of preferred stock, $1.00 par value per share, of which 84,701 Series A Convertible Preferred shares are issued and outstanding as of March 31, 2007. The Series A Convertible Preferred shares have a dividend rate of 12%, when and if declared by the Company's Board of Directors. Holders of shares of Series A Preferred stock are not entitled to any voting rights for any shares of Series A Preferred stock which they hold. The Series A Preferred Stock is convertible into shares of common stock, at any time at the holder's option. The holder's of the 84,701 shares of Series A Preferred Stock could convert their preferred shares into 847,010 shares of common stock.

(5) Stock Options

Effective January 1, 2006, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in (SFAS) No. 123 (Revised December 2004). As prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company elected to use the "prospective method." The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly, no compensation cost had been recognized for the stock options in prior periods. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options' vesting period.

Effective March 29, 2007, the Board of Directors of the Company voted to issue options to acquire 500,000 shares of common stock for the exercise price of $0.13. In accordance with SFAS 123(R), the Company recorded compensation expense of $21 during the quarter ended March 31, 2007.

                                  FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2007 Commission File:  0-6933

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

                                  FORM 10-QSB

                        CAMBEX CORPORATION AND SUBSIDIARIES

For The Quarter Ended: March 31, 2007 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)

Comparison of the quarter ended March 31, 2007 and the quarter ended April 1,
2006

Our revenues were $116,245 for the quarter ended March 31, 2007 and $1,306,649 for the quarter ended April 1, 2006. Revenues for the three months ended March 31, 2007 decreased 91% compared to revenues for the same three months in the prior year. The decrease was due to a large sale of our fibre channel connectivity software to a customer in the quarter ended April 1, 2006.

Gross profit rate was 66% of sales for the three months ended March 31, 2007 and 91% for the three months ended April 1, 2006. The decrease in gross profit percentage was primarily due to increased fixed cost overhead allocation percentage due to lower sales.

Operating expenses for the three months ended March 31, 2007 decreased by 27% in comparison to operating expenses for the comparable three months of the prior year. Selling expenses for the three months ended March 31, 2007 decreased by 50% compared to the amount of these expenses in the first quarter of fiscal 2006 primarily due to decreases in commissions and personnel and related expenses.

Other income (expense) for the quarter ended March 31, 2007 includes other income of $442,000 relating to the reversal of accrued expenses and $19,000 of interest expense. Other income (expense) for the quarter ended April 1, 2006 includes $25,000 of interest expense.

Net income for the first quarter of fiscal 2007 was $125,000, or $0.01 per share, as compared with net income of $657,000, or $0.03 per share, for the first quarter of fiscal 2006.

                                 FORM 10-QSB

                  CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933


Item 2.   Management's Discussion and Analysis or Plan of Operation
(continued)


Inflation

We did not experience any material adverse effects in the first quarter of 2007 or in the first quarter of 2006 due to general inflation.


Liquidity and Capital Resources

During the quarter ended March 31, 2007, net cash used by operating activities was $258,979. No cash was used in investing activities. Net cash provided by financing activities was $183,479, relating to borrowings under the loan agreement.

We have a loan and security agreement with B.A. Associates, Inc. which is a corporation owned by a son-in-law of Joseph F. Kruy, our Chairman, President and Chief Executive Officer under which we may borrow up to $1,100,000. The balance due to B.A. Associates, Inc. at March 31, 2007 was $408,479. We also have notes payable of $429,643 at March 31, 2007, including $275,000 of advances payable which are due on demand consisting of borrowings from related parties. The notes payable balance of $154,643 includes $150,000 of series 1 bridge financing note and $4,643 of accounts payable converted to notes payable.

Our cash was $150,000 and $226,000 at March 31, 2007 and December 31, 2006, respectively. Working capital was a deficit of $2,632,000 and $2,757,000 at March 31, 2007 and at December 31, 2006, respectively. During the quarter ended March 31, 2007, we did not have any expenditures for capital equipment. During fiscal 2007, we expect to acquire less than $100,000 of capital equipment.

Our profitability and liquidity depends upon being able to maintain adequate revenue and gross profit levels. Management has also been working to secure additional capital. There is no assurance that such capital will be raised.

                                 FORM 10-QSB

                 CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933


Item 3. Controls and Procedures

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933


Part II.			OTHER INFORMATION

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

                                 FORM 10-QSB

                    CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933

Item 6. Exhibit Index (continued)

3.2	Restated By-laws of Cambex Corporation (included as Exhibit 3.2 to the
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

10.3	1987 Combination Stock Option Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated herein by reference).

10.4	2000 Equity Incentive Plan (included as Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.5	Series 1 Bridge Note Purchase Agreement among the Company and the
Sovereign Purchasers dated as of January 18, 2000 (included as Exhibit
10.7 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933

Item 6. Exhibit Index (continued)


10.6	Escrow Agreement among the Company, the Sovereign Purchasers and
Suntrust Bank, Atlanta dated as of January 6, 2000 (included as Exhibit
10.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.7	Placement Agent Agreement between the Company and Sovereign
Capital Advisors, LLC ("Sovereign Advisors") dated as of January 18, 2000 (included as Exhibit 10.9 to the Company's Amendment to Quarterly
Report on Form 10-Q/A for the quarter ended April 1, 2000, and incorporated herein by reference).

10.8	Guaranty Agreement among Joseph F. Kruy, the Company and the
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

                                 FORM 10-QSB

                   CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933

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





(b) Reports on Form 8-K

None.

                                    FORM 10-QSB

                      CAMBEX CORPORATION AND SUBSIDIARIES


For The Quarter Ended: March 31, 2007 Commission File:  0-6933



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBEX CORPORATION


By:    /s/    Joseph F. Kruy

              Joseph F. Kruy
              President and Treasurer






Dated:        May 11, 2007